Form 10-Q
period 2008-02-29
Alto Group Holdings Inc.
filed 2008-05-08
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-149859

ALTO GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

110 Wall Street
11th Floor
New York, New York 10005-3198
(Address of principal executive offices, including zip code.)

212-709-8036
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,960,000 as of May 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Alto Group Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 29,	November 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$16,927	$40,025
Total current assets	16,927	40,025
Mineral property acquisition costs, less reserve
for impairment of $6,500 and $0, respectively	-	-
Total Assets	$16,927	$40,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accountspayableand accrued liabilities	$3,016	$1,979
Due to related party	322	318
Total current liabilities	3,338	2,297

Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 9,960,000 shares	100	100
Additional paid-in capital	50,300	47,900
Subscriptions receivable	-	(4,500)
Deficit accumulated during the exploration stage	(36,811)	(5,772)
Total stockholders' equity	13,589	37,728
Total Liabilities and Stockholders' Equity	$16,927	$40,025

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

		Period from
	For the three months	September 21, 2007
	ended February 29,	(Date of Inception) to
	2008	February 29, 2008

Revenue	$-	$-

Costs and expenses
Donated services	2,400	4,800
General and administrative	22,139	25,511
Impairment of mineral property acquisition costs	6,500	6,500
Total costs and expenses	31,039	36,811
Net Loss	$(31,039)	$(36,811)

Net loss per share
Basic and diluted	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,960,000

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the Period September 21, 2007 (Inception) to February 29, 2008
(Expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock,		Additional		During the
	$0.00001 par value		paid-in	Subscriptions	Exploration
	Shares	Amount	capital	Receivable	Stage	Total

Common shares sold for cash at $0.001 per share	6,000,000	$60	$5,940	$-	$-	$6,000
Common shares sold for cash at $0.01 per share	3,960,000	40	39,560	(4,500)	-	35,100
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(5,772)	(5,772)
Balance - November 30, 2007	9,960,000	$100	$47,900	$(4,500)	$(5,772)	$37,728
Unaudited:
Common stock subscriptions collected	-	-	-	4,500	-	4,500
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(31,039)	(31,039)
Balance - February 29, 2008	9,960,000	100	50,300	-	(36,811)	13,589

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	For the three months		September 21, 2007
	ended February 29,		(Date of Inception) to
	2008		February 29, 2008

Cash Flows from Operating Activities
Net loss	$(31,039)	$
			(36,811)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	2,400		4,800
Impairment of mineral property acquisition costs	6,500		6,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,037		3,016
Net cash provided by (used for) operating activities	(21,102)		(22,495)

Investing Activities
Mineral property acquisition costs	(6,500)		(6,500)
Net cash provided by investing activities	(6,500)		(6,500)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	4		322
Proceeds from sales of common stock	4,500		45,600
Net cash provided by financing activities	4,504		45,922

Increase in cash	(23,098)		16,927

Cash - beginning of period	40,025		-

Cash - end of period	$16,927		$16,927

Supplemental disclosures of cash flow information:
Interest paid	$-		$-
Income taxes paid	$-		$-

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

1.	Nature of Operations

Alto Group Holdings Inc. (the “Company”) was incorporated in the State of Nevada on September 21, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of February 29, 2008 and for the three months then ended and for the period September 21, 2007 (inception) to February 29, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 29, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended February 29, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2008. The balance sheet at November 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period September 21, 2007 (inception) to November 30, 2007 as included in our Form S-1 filed with the Securities and Exchange Commission on March 21, 2008.

3.	Related Party Balances/Transactions

	a)	During the three month period ended February 29, 2008, the Company recognized a total of $2,400 for management services at $800 per month provided by the sole Director of the Company.

b)

At February 29, 2008, the Company is indebted to the sole director of the Company for $322, representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

	c)	On September 21, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the sole Director of the Company for cash proceeds of $6,000.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

4.	Mineral Property

On December 14, 2007, the Company paid $6,500 for a 100% interest in a Mineral Claim located in Clark County, Nevada and $2,500 for a geological report conducted on the respective mining claim. The cost of the mineral property was initially capitalized. At February 29, 2008, the Company recognized an impairment loss of $6,500, as it has not yet been determined whether there are proven or probable reserves on the property.

5.	Common Stock

	a)	On September 21, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the sole Director of the Company for cash proceeds of $6,000.

b)

During the period ended November 30, 2007, the Company accepted stock subscriptions for 3,960,000 shares of common stock at $0.01 per share or $39,600 total. $35,100 was collected at November 30, 2007 and $4,500 was collected in December 2007.

6.	Income Taxes

No provisions for income taxes have been recorded in the periods presented since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,204 at February 29, 2008 attributable to the future utilization of the net operating loss carryforward of $32,011 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $32,011 net operating loss carryforward expires $3,372 in year 2027, and $28,639 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	Subsequent Event

On March 21, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”) to register 3,960,000 shares of common stock for resale by existing stockholders of the Company at $0.01 per share until the shares are quoted on the OTC Bulletion Board, and thereafter at prevailing market prices. On April 9, 2008, the Registration Statement was declared effective by the SEC. The Company will not receive any proceeds from the resale of shares of common stock by the shareholders.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Our success or failure will be determined by what we find under the ground.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others.

     Our sole officer and director is unwilling to make any commitment to loan us any money except to cover expenses relating to reclamation if materialized material is not found at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our S-1 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The milestones are as follows:

     1. April 2008 to July 2008 - retain our consultant to manage the exploration of the property. -Maximum cost of $5,000. Time of retention 0-90 days.

     2. August 2008 to November 2008 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

     3. December 2008 to March 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     Funds for the foregoing activities are expected to be obtained from existing cash and additional loans from related parties and/or additional sales of common stock.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we have to conduct research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     Since inception, we have issued 9,960,000 shares of our common stock and received $45,600.

     As of the date of this report, we have just begun operations and therefore have not generated any revenues.

     In September 2007, we issued 6,000,000 shares of common stock to our sole officer and director, Tareq Hinawy, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $6,000. This was accounted for as an acquisition of shares. Tareq Hinawy covered some of our initial expenses for incorporation documents, administrative costs, and courier costs. The amount owed to Mr. Hinawy is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Hinawy is oral and there is no written document evidencing the agreement.

     In December 2007, we issued 3,960,000 shares of common stock to 44 individuals in consideration of $39,600.

     As of February 29, 2008, our total assets were $16,927 and our total liabilities were $3,338.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

     Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

     Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of May, 2008.

ALTO GROUP HOLDINGS INC.

BY:	TAREQ HINAWY
Tareq Hinawy, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).