Form 10-Q
period 2008-05-31
Alto Group Holdings Inc.
filed 2008-07-14
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,960,000 as of July 11, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Alto Group Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	November 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,230	$40,025
Total current assets	2,230	40,025
Mineral property acquisition costs, less reserve
for impairment of $6,500 and $0, respectively	-	-
Total Assets	$2,230	$40,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEIFCIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,199	$1,979
Due to related party	2,715	318
Total current liabilities	3,914	2,297

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 9,960,000 shares	100	100
Additional paid-in capital	52,700	47,900
Subscriptions receivable	-	(4,500)
Deficit accumulated during the exploration stage	(54,484)	(5,772)
Total stockholders' equity (deficiency)	(1,684)	37,728
Total Liabilities and Stockholders' Equity (Defciency)	$2,230	$40,025

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			September 21,
	For the three	For the six	2007 (Date of
	months ended	months ended	Inception) to
	May 31, 2008	May 31, 2008	May 31, 2008

Revenue	$-	$-	$-

Costs and expenses
Exploration and carrying costs	-	2,500	2,500
General and administrative	15,273	34,912	38,284
Donated services	2,400	4,800	7,200
Impairment of mineral property acquisition costs	-	6,500	6,500
Total costs and expenses	17,673	48,712	54,484

Net Loss	$(17,673)	$(48,712)	$(54,484)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,960,000	9,960,000

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 21, 2007 (Inception) to May 31, 2008
(Expressed in US Dollars)

					Deficit
					Accumulated
	Common Stock, $0.00001		Additional		During the
	par value		paid-in	Subscriptions	Exploration
	Shares	Amount	capital	Receivable	Stage	Total

Common shares sold for cash at $0.001	6,000,000	60	$5,940	$-	$-	$6,000
per share
Common shares sold for cash at $0.01	3,960,000	40	39,560	(4,500)	-	35,100
per share
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(5,772)	(5,772)
Balance - November 30, 2007	9,960,000	100	47,900	(4,500)	(5,772)	37,728
Unaudited:
Common stock subscriptions collected	-	-	-	4,500	-	4,500
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(31,039)	(31,039)
Balance - February 29, 2008	9,960,000	100	50,300	-	(36,811)	13,589
Unaudited:
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(17,673)	(17,673)
Balance - May 31, 2008	9,960,000	100	$52,700	$-	$(54,484)	$(1,684)

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		September 21,
	For the six	2007 (Date of
	months ended	Inception) to
	May 31, 2008	May 31, 2008
Cash Flows from Operating Activities
Net loss	$(48,712)	$(54,484)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	4,800	7,200
Impairment of mineral property acquisition costs	6,500	6,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(780)	1,199
Net cash provided by (used for) operating activities	(38,192)	(39,585)

Cash Flows from Investing Activities
Mineral property acquisition costs	(6,500)	(6,500)
Net cash provided by (used for) investing activities	(6,500)	(6,500)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	2,397	2,715
Proceeds from sales of common stock	4,500	45,600
Net cash provided by financing activities	6,897	48,315

Increase (decrease) in cash	(37,795)	2,230

Cash - beginning of period	40,025	-

Cash - end of period	$2,230	$2,230

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

1.	Nature of Operations

Alto Group Holdings Inc. (the “Company”) was incorporated in the State of Nevada on September 21, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

2.	Interim Financial Information

The unaudited financial statements as of May 31, 2008 and for the three and six months then ended and for the period September 21, 2007 (inception) to May 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended May 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending November 30, 2008. The balance sheet at November 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period September 21, 2007 (inception) to November 30, 2007 as included in our Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 21, 2008.

3.	Related Party Balances/Transactions

	a)	During the six month period ended May 31, 2008, the Company recognized a total of $4,800 for management services at $800 per month provided by the sole director of the Company.

b)

At May 31, 2008, the Company is indebted to the sole director of the Company for $2,715, representing expenditures paid on behalf of the Company. This amount is unsecured, non- interest bearing, due on demand and has no specific terms of repayment.

	c)	On September 21, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the sole Director of the Company for cash proceeds of $6,000.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

4.	Mineral Property

On December 14, 2007, the Company paid $6,500 for a 100% interest in a mineral claim located in Clark County, Nevada and $2,500 for a geological report conducted on the respective mining claim. The cost of the mineral property was initially capitalized. At May 31, 2008, the Company recognized an impairment loss of $6,500, as it had not yet been determined whether there are proven or probable reserves on the property.

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $16,549 at May 31, 2008 attributable to the future utilization of the net operating loss carryforward of $47,284 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $47,284 net operating loss carryforward expires $3,372 in year 2027, and $43,912 in year 2028.

Current tax United States income laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

Milestones

     The milestones are as follows:

     1. June 2008 to September 2008 - retain our consultant to manage the exploration of the property. - Maximum cost of $5,000. Time of retention 0-90 days.

     2. October 2008 to January 2009 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

     3. February 2009 to May 2009 - have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

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

     As of May 31, 2008, our total assets were $2,230 and our total liabilities were $3,914.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of July, 2008.

ALTO GROUP HOLDINGS INC.

BY:	TAREQ HINAWY
Tareq Hinawy, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.