Form 10-Q
period 2008-08-31
Alto Group Holdings Inc.
filed 2008-10-15
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,960,000 as of October 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Alto Group Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	November 30,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$40,025
Total current assets	-	40,025
Mineral property acquisition costs, less reserve
for impairment of $6,500 and $0, respectively	-	-
Total Assets	$-	$40,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Negative bank account balance	$440	$-
Accounts payable and accrued liabilities	2,791	1,979
Due to related party	3,188	318
Total current liabilities	6,419	2,297

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and	-	-
outstanding
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 9,960,000 shares	100	100
Additional paid-in capital	55,100	47,900
Subscriptions receivable	-	(4,500)
Deficit accumulated during the exploration stage	(61,619)	(5,772)
Total stockholders' equity (deficiency)	(6,419)	37,728
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$40,025

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			September 21,
	For the three	For the nine	2007 (Date of
	months ended	months ended	Inception) to
	August 31,	August 31,	August 31,
	2008	2008	2008

Revenue	$-	$-	$-

Costs and expenses
Exploration and carrying costs	125	2,625	2,625
General and administrative	4,610	39,522	42,894
Donated services	2,400	7,200	9,600
Impairment of mineral property acquisition costs	-	6,500	6,500
Total costs and expenses	7,135	55,847	61,619

Net Loss	$(7,135)	$(55,847)	$(61,619)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	9,960,000	9,960,000

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period September 21, 2007 (Inception) to August 31, 2008
(Expressed in US Dollars)

					Deficit
					Accumulated	Total
	Common Stock,		Additional		During the	Stockholders
	$0.00001 par value		paid-in	Subscriptions	Exploration	Equity
	Shares	Amount	capital	Receivable	Stage	(Deficiency)

Common shares sold for cash at $0.001 per share	6,000,000	$60	$5,940	$-	$-	$6,000
Common shares sold for cash at $0.01 per share	3,960,000	40	39,560	(4,500)	-	35,100
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(5,772)	(5,772)
Balance - November 30, 2007	9,960,000	$100	$47,900	$(4,500)	$(5,772)	$37,728
Unaudited:
Common stock subscriptions collected	-	-	-	4,500	-	4,500
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(31,039)	(31,039)
Balance - February 29, 2008	9,960,000	$100	$50,300	$-	$(36,811)	$13,589
Unaudited:
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(17,673)	(17,673)
Balance - May 31, 2008	9,960,000	$100	$52,700	$-	$(54,484)	$(1,684)
Unaudited:
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(7,135)	(7,135)
Balance -August 31, 2008	9,960,000	100	55,100	-	(61,619)	(6,419)

See notes to financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		September 21,
	For the nine	2007 (Date of
	months ended	Inception) to
	August 31,	August 31,
	2008	2008
Cash Flows from Operating Activities
Net loss	$(55,847)	$(61,619)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	7,200	9,600
Impairment of mineral property acquisition costs	6,500	6,500
Change in operating assets and liabilities:
Negative bank account balance	440	440
Accounts payable and accrued liabilities	812	2,791
Net cash provided by (used for) operating activities	(40,895)	(42,288)

Investing Activities
Mineral property acquisition costs	(6,500)	(6,500)
Net cash provided by (used for) investing activities	(6,500)	(6,500)

Cash Flows from Financing Activities
Increase in due to related party	2,870	3,188
Proceeds from sale of common stock	4,500	45,600
Net cash provided by financing activities	7,370	48,788

Increase in cash	(40,025)	-

Cash - beginning of period	40,025	-

Cash - end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
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

On March 21, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”) to register 3,960,000 shares of common stock for resale by existing stockholders of the Company at $0.01 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. On April 9, 2008, the Registration Statement was declared effective by the SEC. The Company will not receive any proceeds from the resale of shares of common stock by the shareholders.

2.	Interim Financial Information

The unaudited financial statements as of August 31, 2008 and for the three and nine months then ended and for the period September 21, 2007 (inception) to August 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month periods ended August 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending November 30, 2008. The balance sheet at November 30, 2007 has been derived from the audited financial statements at that date.

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

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

3.	Related Party Balances/Transactions

	a)	During the nine month period ended August 31, 2008, the Company recognized a total of $7,200 for donated services at $800 per month provided by the sole Director of the Company.

b)

At August 31, 2008, the Company is indebted to the sole director of the Company for $3,188 (November 30, 2007 - $318) representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

	c)	On September 21, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the sole Director of the Company for cash proceeds of $6,000.

4.	Mineral Property

On December 14, 2007, the Company paid $6,500 for a 100% interest in a Mineral Claim located in Clark County, Nevada and $2,500 for a geological report conducted on the respective mining claim. In August 2008, an annual fee of $125 was paid for the claim. The cost of the mineral property was initially capitalized. At February 29, 2008, the Company recognized an impairment loss of $6,500, as it has not yet been determined whether there are proven or probable reserves on the property.

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

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

		Period from
		September 21,
	For the nine	2007 (Date of
	months ended	Inception) to
	August 31,	August 31,
	2008	2008

Expected tax at 35%	$(19,546)	$(21,567)
Donated services expenses	2,520	3,360
Increase in valuation
allowance	17,026	18,207
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	November 30,
	2008	2007

Net operating loss
carryforword	$(18,207)	$(1,180)
Valuation allowance	18,207	1,180
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $18,207 at August 31, 2008 attributable to the future utilization of the net operating loss carryforward of $52,019 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $52,019 net operating loss carryforward expires $3,372 in year 2027, and $48,647 in year 2028.

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

     To meet our need for cash we must raise money in order to operate. If we find mineralized material and it is economically feasible to remove the mineralized material, we will have to raise additional money through a subsequent private placement, public offering or through loans. We do not have enough money to conduct exploration activities on the property. Currently we have to find alternative sources of capital, like a second public offering, a private placement of securities, or loans from our sole officer or others.

     Our sole officer and director may be unwilling to make any commitment to loan us any money except to cover expenses relating to reclamation if materialized material is not found at this time. At the present time, we have not made any arrangements to raise additional cash. If we can't raise additional money, we will cease activities entirely.

     We have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property subject to receipt of additional capital. Our exploration program is explained in as much detail as possible in the business section of our S-1 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

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

Milestones

     The milestones are as follows:

     1. Raise capital in order to operate.

     2. Retain our consultant to manage the exploration of the property. - Maximum cost of $5,000. Time of retention 0-90 days.

     3. Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

     4. Have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     We have no money at the present time and cannot operate until we raise additional capital.

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

     To become profitable and competitive, we have to conduct research and exploration of the property before we start production of any minerals we may find. We are seeking additional equity financing to provide for the capital required to implement our research and exploration phases.

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

     As of the date of this report, we appear to be insolvent and it appears we do not have capital to operate, but our president will be injecting more funds into the Company to keep it operational.

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

     As of August 31, 2008, our total assets were $0 and our total liabilities were $6,419, including a negative bank balance of $440.

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
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of October, 2008.

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