Form 10-K
period 2008-11-30
Alto Group Holdings Inc.
filed 2009-03-02
CIK 1430124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008

Commission file number 333-149859

ALTO GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

110 Wall Street
11th Floor
New York, New York 10005-3198
(Address of principal executive offices, including zip code.)

212-709-8036
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes   No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer [ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2008: $0.00.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in the State of Nevada on September 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on the Alto Lode Mining Claim located in Clark County, Nevada. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at 110 Wall Street, 11th Floor, New York, New York 10005-3198. Our telephone number is (212) 709-8036. This is our mailing address as well.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officer and director to fund operations.

     The fee simple title to the property is owned by the United States of America. Mineral Property Services staked the land and has obtained a lease from the BLM. The property is referred to as “The Alto Lode Claim”. We have the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Supplies

     Supplies and manpower are readily available for exploration of the property.

Other

     Other than our interest in the property, we own no plans or other property.

Our Proposed Exploration Program

     Working with a limited budget, we plan on doing trenching work with a back-hoe to expose bedrock. Metal detecting, soil and rock chip sampling, and geological mapping will be done once the bedrock is exposed. The object of this work will be to determine if there is an economically recoverable gold resource on this property. All sample locations will be marked and mapped. The initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration.

     Once we begin it will take us two to three weeks to complete the trenching and collect the samples. Samples will be shipped to American Assay Labs of Reno Nevada, certified assayers. It will take another two to three weeks to obtain results from the lab. We will plot all sample locations on enlarged topo maps and provide GPS with these locations.

     Funds will be used exclusively for trenching, grid installation, metal detection, sample collecting, supplies, shipping, lab costs, meals, motels, truck fuel and labor.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be completed until we raise additional money. That is because we do not have money to complete exploration.

     Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     The costs of our work program were provided by Professional Engineer and Geologist, Laurence Sookochoff. We have no relationship with Mr. Sookochoff. We will begin exploration activity in the spring of 2009.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for a gold ore body. We may or may not find an ore body. We have the right to prospect, explore, test, develop, work and mine the property. We hope we do, but it is impossible to predict the likelihood of such an event. In addition, the nature and direction of the exploration may change depending upon initial results.

     We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     The following is an outline of the estimated costs of this first phase of exploration of this property:

Consulting Services	$5,000
Trenching	$14,000
Analyzing Samples	$2,000

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in the United States and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Rental Fee Requirement

     The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. We have paid this fee through 2009. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets forth the BLM fee schedule:

Fee Schedule (per claim)
Location Fee	$30.00
Maintenance Fee.	$125.00
Service Charges	$10.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00

     The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

     1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

     2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

     3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

     Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

     If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

     Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

     The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. Gold Property Services, Ltd. and the employees will be required to leave the area in the same condition as they found it - on a daily basis.

     We have not allocated any funds for the cost of reclamation of the property. Mr. Hinawy, our president, has agreed to pay the cost of reclamation should we not find mineralized material.

Subcontractors

     We intend to use the services of a consultant who will supervise the subcontractors for manual labor exploration work on our property. We have not selected the consultant as of the date of this report and will not do so until we have completed our offering.

Employees and Employment Agreements

     At present, we have no full-time employees. Our sole officer and director is a part-time employee devotes about 10% of his time or four hours per week to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. Our sole officer and director will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform our exploration activities.

     As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Property Interests and Mining Claims in General

     Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

     We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

     Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States.

     Our mineral exploration program is subject to the regulations of the Bureau of Land Management. The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Environment Regulations

     Our activities are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment. We will conduct our operational compliance with applicable laws and regulations.

     Changes to current state or federal laws and regulations in Nevada, where we intend to operate could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

     During 2008, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the Alto Lode Claim

Our Office

     Our office is located at 110 Wall Street, 11th Floor, New York, New York 10005-3198. Our telephone number is (212) 709-8036. We lease the office from Service Resource Industries on a month to month basis. Our monthly rent is $66.50.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     We own one claim.

Claim

     The Alto Lode Claim is comprised of one located claim with an area of 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. The Alto Lode Claim covers some former exploratory workings on an indicated mineral showing.

Location and Access

     The property consists of one located claim comprised of 20 acres recorded as the Alto Lode Mining Claim. The Alto Lode Claim was located on November 23, 2007 and filed on November 26, 2007 in the Clark County recorder’s office in Las Vegas as No 02047, File 080, Page 0080 in the official records book No.T20070205257.

     The Alto Lode Claim is located within Section 1, Township 2-5-S, Range 5-7-E, in the Yellow Pine Mining District of Clark County, Nevada.

     Access from Las Vegas, Nevada to the Alto Lode Claim is southward via Interstate Highway 15 for approximately 28 miles to the town of Jean thence westward for eight miles to Goodsprings, the Sandy Valley Road and the Alto Lode Claim which is north of the road.

Map 1

Map 2

History

     There is no reported production from the Alto Lode Claim, however prospect pits within the confines of the Alto Lode Claim indicates former exploration of mineral zones.

Physiography, Climate, Vegetation and Water

     The Alto Lode Claim is situated on and on the lowermost southeastward facing slopes of a northerly trending ridge. The topography is gentle northeastward from the valley floor at an elevation of 930 feet to 1,000 feet at the northwestern portion of the Alto Lode Claim. The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Regional Geology

     The spring Mountain Range consists mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. At the Yellow pine District a series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

Property Geology

     The Alto Lode Claim is indicated to be underlain by the Anchor Limestone Member of the Monte Cristo Limestone Formation and the overlying Bird Springs Formation.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our stock was listed for trading on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) on June 5, 2008 under the symbol “ALTO”.

2008	High Bid	Low Bid
Fourth Quarter:	$0.10	$0.10
Third Quarter:	$0.10	$0.10
Second Quarter:	$0.10	$0.10
First Quarter:	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter:	$0.00	$0.00
Third Quarter:	$0.00	$0.00
Second Quarter:	$0.00	$0.00
First Quarter:	$0.00	$0.00

Holders

     As of February 5, 2009, we had approximately 44 shareholders of record of our common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers pread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     We will be conducting research in the form of exploration of the property subject to receipt of additional capital. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

     We intend to seek alternative opportunities in order to potentially enhance shareholder value. Management intends to review other potential assets for acquisition.

Results of Operations

     We completed our private placement and raised $39,600. Since then, we have conducted no operations and exhausted all of our money.

Milestones

     The milestones are as follows:

     1. Raise additional capital.

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

     As of November 30, 2008, our total assets were $1,110 and our total liabilities were $13,971.

Recent accounting pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

     In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Alto Group Holdings Inc.
(An Exploration Stage Company)
November 30, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F–1
FINANCIAL STATEMENTS
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Stockholders’ Equity (Deficit)	F–4
Statements of Cash Flows	F–5
NOTES TO FINANCIAL STATEMENTS	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alto Group Holdings Inc.

I have audited the accompanying balance sheets of Alto Group Holdings Inc. (the Company), an exploration stage company, as of November 30, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2008, for the period September 21, 2007 (inception) to November 30, 2007, and for the period September 21, 2007 (inception) to November 30, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alto Group Holdings Inc. as of November 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended November 30, 2008, for the period September 21, 2007 (inception) to November 30, 2007, and for the period September 21, 2007 (inception) to November 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
February 23, 2009

Alto Group Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	November 30,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$1,110	$40,025
Total current assets	1,110	40,025
Mineral property acquisition costs, less reserve
for impairment of $6,500 and $0, respectively	-	-
Total Assets	$1,110	$40,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$3,085	$1,979
Due to related party	10,886	318
Total current liabilities	13,971	2,297

Stockholders' Equity (Deficit)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 9,960,000 shares	100	100
Additional paid-in capital	57,500	47,900
Subscriptions receivable	-	(4,500)
Deficit accumulated during the exploration stage	(70,461)	(5,772)
Total stockholders' equity (deficit)	(12,861)	37,728
Total Liabilities and Stockholders' Equity (Deficit)	$1,110	$40,025

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

					Accumulated
			Period from		from
			September 21,		September 21,
	For the year		2007 (Date of		2007 (Date of
	ended		Inception) to		Inception) to
	November 30,		November 30,		November 30,
	2008		2007		2008

Revenue	$-		$-		$-

Costs and expenses
Exploration and carrying costs	2,625		-		2,625
General and administrative	45,964		3,372		49,336
Donated services	9,600		2,400		12,000
Impairment of mineral property acquisition costs	6,500		-		6,500
Total costs and expenses	64,689		5,772		70,461

Net Loss	$(64,689	) $	(5,772	) $	(70,461)

Net loss per share
Basic and diluted	$(0.01	) $	(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,960,000		6,566,000

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the Period September 21, 2007 (Inception) to November 30, 2008
(Expressed in US Dollars)

						Deficit
						Accumulated
						During
	Common Stock,		Additional			the
	$0.00001 par value		Paid-	Subscriptions		Exploration
	Shares	Amount	Capital	Receivable		Stage		Total

Common shares sold for cash at $0.001 per share	6,000,000	$60	$5,940	$-		$-		$6,000
Common shares sold for cash at $0.01 per share	3,960,000	40	39,560	(4,500)		-		35,100
Donated services and expenses	-	-	2,400	-		-		2,400
Net Loss	-	-	-	-		(5,772)		(5,772)
Balance - November 30, 2007	9,960,000	$100	$47,900	$(4,500	) $	(5,772	) $	37,728

Common stock subscriptions collected	-	-	-	4,500		-		4,500
Donated services and expenses	-	-	9,600	-		-		9,600
Net Loss	-	-	-	-		(64,689)		(64,689)
Balance - November 30, 2008	9,960,000	$100	$57,500	$-		$(70,461	) $	(12,861)

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated
		Period from	from
		September 21,	September 21,
	For the year	2007 (Date of	2007 (Date of
	ended	Inception) to	Inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008
Cash Flows From Operating Activities
Net loss	$(64,689)	$(5,772)	$(70,461)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	9,600	2,400	12,000
Impairment of mineral property acquisition costs	6,500	-	6,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,106	1,979	3,085
Net cash used for operating activities	(47,483)	(1,393)	(48,876)

Cash Flows From Investing Activities
Mineral property acquisition costs	(6,500)	-	(6,500)
Net cash used for investing activities	(6,500)	-	(6,500)

Cash Flows From Financing Activities
Increase in due to related party	10,568	318	10,886
Proceeds from sale of common stock	4,500	41,100	45,600
Net cash provided by financing activities	15,068	41,418	56,486

(Decrease) Increase in cash	(38,915)	40,025	1,110

Cash - beginning of period	40,025	-	-

Cash - end of period	$1,110	$40,025	$1,110

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements
F-5

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

1	Nature of Operations

Alto Group Holdings Inc. (the “Company”) was incorporated in the State of Nevada on September 21, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has accumulated losses of $70,461 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is November 30.

b) Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

2	Summary of Significant Accounting Policies (continued)

	c)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at November 30, 2008, there were no dilutive potential common shares.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods presented, except for net loss, the Company has no items that represent comprehensive income (loss) and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Mineral Property Costs

The Company has been in the exploration stage since its inception on September 21, 2007, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” as of its inception. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

2	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

2	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

	k)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

3	Related Party Balances/Transactions

	a)	During year ended November 30, 2008, the Company recognized a total of $9,600 (2007 - $2,400) for management services at $800 per month provided by the sole Director of the Company.

b)

At November 30, 2008, the Company is indebted to the sole director of the Company for $10,886 (2007 - $318) representing advances and expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

	c)	On September 21, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the sole Director of the Company for cash proceeds of $6,000.

4.	Mineral Property

On December 14, 2007, the Company paid $6,500 for a 100% interest in a Mineral Claim located in Clark County, Nevada and $2,500 for a geological report conducted on the respective mining claim. In August 2008, an annual fee of $125 was paid for the claim. The cost of the mineral property was initially capitalized. At February 29, 2008, the Company recognized an impairment loss of $6,500, as it had not yet been determined whether there were proven or probable reserves on the property.

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

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At November 30, 2008, the Company has a net operating loss carry-forward of $58,461 (2007 - $3,372), which expires $3,372 in 2027 and $55,089 in 2028. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at November 30, 2008 and 2007 consist of:

	November 30,	November 30,
	2008	2007
Net operating loss carry-forward	$19,877	$1,146
Valuation allowance	(19,877)	(1,146)
Net deferred income tax asset	$–	$–

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

6	Income Taxes (continued)

A reconciliation of the expected income tax (benefit) computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes follows:

		Period September 21,
	Year Ended	2007 (Inception) to
	November 30,	November 30,
	2008	2007
Income tax recovery at statutory rate	$21,994	$1,962
Non-deductible donated services	(3,264)	(816)
Valuation allowance change	(18,730)	(1,146)
Provision for income taxes	$–	$–

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to November 30, 2008, included in this report have been audited by Michael T. Studer CPA P.C., as set forth in this annual report. We have no disagreements with our accountants and auditors on accounting and financial disclosure

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Tareq Hinawy	48	president, principal executive officer, secretary,
44 Fencerow Drive		treasurer, principal financial officer, principal
Whitby, Ontario		accounting officer and sole member of the board of
Canada L1R 1Y3		directors.

     The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Since our inception on September 21, 2007, Tareq Hinawy has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. Tareq Hinawy is a general engineer with a wide experience in many industries focusing on utilizing his 23 years of mechanical and technical engineering. From August 2000 to April 2004 he was a facilities manager and since April 2004 a senior facilities manager for CB Richard Ellis Global Corporate Services Ltd., which is a company that provides facilities services to Canadian Banks. Mr. Hinawy is not an officer or director of any other corporations that files reports with the SEC pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     During the past five years, Mr. Hinawy has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Hinawy was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Hinawy’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

     The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. It is comprised of all members of the board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compensation Committee

     We do not have a compensation committee.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on September 21, 2007 through November 30, 2008, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tareq Hinawy	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have not plan to pay any additional salaries at this time. We will not begin paying salaries again until we have adequate funds to do so.

     The following table sets forth the compensation paid by us to our sole director during our fiscal year ended November 30, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Tareq Hinawy	0	0	0	0	0	0	0

     Our sole director does not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as is profitable to do so.

Section 16(a) Beneficial Ownership Compliance

     We are currently not subject to Section 16(a) of the Securities Exchange Act of 1934.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
		Percentage of	After Offering	Ownership After
	Number of	Ownership	Assuming all of	the Offering
Name and Address	Shares Before	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	the Offering	Offering	Sold	Shares are Sold

Tareq Hinawy	6,000,000	60.24%	6,000,000	60.24%
44 Fencerow Drive
Whitby, Ontario
Canada L1R 1Y3

[1] The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Hinawy is the only "promoter" of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 21, 2007, we issued a total of 6,000,000 shares of restricted common stock to Tareq Hinawy, our sole officer and director in consideration of $6,000.

     Further, Mr. Hinawy has advanced funds to us for some of our incorporation needs. As of November 30, 2008, Mr. Hinawy advanced us $10,886. There is no due date for the repayment of the funds advanced by Mr. Hinawy. Mr. Hinawy will be repaid from revenues or operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Hinawy does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Hinawy or the repayment of the funds to Mr. Hinawy. The entire transaction was oral.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$10,800	Michael T. Studer CPA P.C.
2007	$6,000	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	03/21/2008	3.1

3.2	Bylaws.	SB-2	03/21/2008	3.2

4.1	Specimen Stock Certificate.	SB-2	03/21/2008	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Whitby, Ontario, Canada on this 27th day of February, 2009.

ALTO GROUP HOLDINGS INC.

BY:	TAREQ HINAWY
Tareq Hinawy, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer and sole
member of the Board of Directors.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

TAREQ HINAWY	President, Principal Executive Officer,	February 27, 2009
Tareq Hinawy	Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer and
sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	03/21/2008	3.1

3.2	Bylaws.	SB-2	03/21/2008	3.2

4.1	Specimen Stock Certificate.	SB-2	03/21/2008	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X