Form 10-Q
period 2009-02-28
Alto Group Holdings Inc.
filed 2009-04-13
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53592

ALTO GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

110 Wall Street
11th Floor
New York, New York 10005-3198
(Address of principal executive offices, including zip code.)

212-709-8036
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,960,000 as of April 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alto Group Holdings Inc.
(An Exploration Stage Company)
February 28, 2009

Index
FINANCIAL STATEMENTS
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Stockholders’ Equity (Deficit)	F–3
Statements of Cash Flows	F–4
NOTES TO THE FINANCIAL STATEMENTS	F–5

Alto Group Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 28,	November 30,
	2009	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,906	$1,110
Total current assets	1,906	1,110
Mineral property acquisition costs, less reserve
for impairment of $6,500	-	-
Total Assets	$1,906	$1,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$4,458	$3,085
Due to related party	20,880	10,886
Total current liabilities	25,338	13,971

Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 9,960,000 shares	100	100
Additional paid-in capital	59,900	57,500
Deficit accumulated during the exploration stage	(83,432)	(70,461)
Total stockholders' equity (Deficit)	(23,432)	(12,861)
Total Liabilities and Stockholders' Equity (Deficit)	$1,906	$1,110

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	Accumulated from September 21, 2007 (Date of Inception) to February 28, 2009

Revenue	$-	$-	$-

Costs and expenses
Exploration and carrying costs	-	-	2,625
General and administrative	10,571	22,139	59,907
Donated services	2,400	2,400	14,400
Impairment of mineral property acquisition costs	-	6,500	6,500
Total costs and expenses	12,971	31,039	83,432

Net Loss	$(12,971)	$(31,039)	$(83,432)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,960,000	9,960,000

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period September 21, 2007 (Inception) to February 28, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 par value		Additional Paid-in Capital	Subscriptions Receivable	Deficit Accumulated During the Exploration Stage	Total
	Shares	Amount

Common shares sold for cash at $0.001 per share	6,000,000	$60	$5,940	$-	$-	$6,000
Common shares sold for cash at $0.01 per share	3,960,000	40	39,560	(4,500)	-	35,100
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(5,772)	(5,772)
Balance - November 30, 2007	9,960,000	$100	$47,900	$(4,500)	$(5,772)	$37,728

Common stock subscriptions collected	-	-	-	4,500	-	4,500
Donated services and expenses	-	-	9,600	-	-	9,600
Net Loss	-	-	-	-	(64,689)	(64,689)
Balance - November 30, 2008	9,960,000	$100	$57,500	$-	$(70,461)	$(12,861)

Unaudited :
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(12,971)	(12,971)
Balance - February 28, 2009	9,960,000	$100	$59,900	$-	$(83,432)	$(23,432)

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the three months ended February 28, 2009	For the three months ended February 29, 2008	Accumulated from September 21, 2007 (Date of Inception) to February 28, 2009

Cash Flows from Operating Activities
Net loss	$(12,971)	$(31,039)	$(83,432)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	2,400	2,400	14,400
Impairment of mineral property acquisition costs	-	6,500	6,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,373	1,037	4,458
Net cash used for operating activities	(9,198)	(21,102)	(58,074)

Investing Activities
Mineral property acquisition costs	-	(6,500)	(6,500)
Net cash provided by investing activities	-	(6,500)	(6,500)

Cash Flows from Financing Activities
Increase in due to related party	9,994	4	20,880
Proceeds from sale of common stock	-	4,500	45,600
Net cash provided by financing activities	9,994	4,504	66,480

Increase (Decrease) in cash	796	(23,098)	1,906

Cash - beginning of period	1,110	40,025	-

Cash - end of period	$1,906	$16,927	$1,906

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements

Alto Group Holdings Inc.
(an Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
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

The unaudited financial statements as of February 28, 2009 and for the three months end February 28, 2009 and February 29, 2008 and for the period September 21, 2007 (inception) to February 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended February 28, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending November 30, 2009. The balance sheet at November 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended November 30, 2008 as included in our Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

3.	Related Party Balances/Transactions

a)
During the three month period ended February 28, 2009, the Company recognized a total of $2,400 (February 29, 2008 - $2,400) for management services at $800 per month provided by the sole Director of the Company.

b)
At February 28, 2009, the Company is indebted to the sole director of the Company for $20,880 (November 30, 2008 - $10,886) representing advances and expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

Alto Group Holdings Inc.
(an Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
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

b)
During the period ended November 30, 2007, the Company accepted stock subscriptions for 3,960,000 shares of common stock at $0.01 per share or $39,600 total. $35,100 was collected by November 30, 2007 and $4,500 was collected in December 2007.

6.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before taxes follows:
	For the three months ended February 28, 2009	For the three Months ended February 29, 2008	September 21, 2007 (Date of inception) to February 29, 2008

Income tax recovery at statutory rate	$4,410	$10,553	$28,367

Non-deductible donated services	(816)	(816)	(4,896)

Valuation allowance change	(3,594)	(9,737)	(23,471)

Provision for income taxes	$–	$–	$–

The components of the net deferred tax asset at February 28, 2009 and November 30, 2008 consist of:

	February 28, 2009	November 30, 2008

Net operating loss carry-forward	$23,471	$19,877

Valuation allowance	(23,471)	(19,877)

Net deferred income tax asset	$–	$–

Alto Group Holdings Inc.
(an Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At February 28, 2009, the Company has a net operating loss carry-forward of $69,032 which expires $3,372 in 2027, $55,089 in 2028 and $10,571 in 2029. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

As of February 28, 2009, our total assets were $1,906 and our total liabilities were $25,338.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2009.

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