Form 10-Q
period 2009-05-31
Alto Group Holdings Inc.
filed 2009-07-09
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,960,000 as of July 3, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alto Group Holdings Inc.
(An Exploration Stage Company)
May 31, 2009

                                                                                                                                                Index

FINANCIAL STATEMENTS

Balance Sheets.......................................................................................................................F–1

Statements of Operations.....................................................................................................F–2

Statements of Stockholders’ Equity (Deficit)....................................................................F–3

Statements of Cash Flows....................................................................................................F–4

NOTES TO THE FINANCIAL STATEMENTS.................................................................F–5

Alto Group Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$648	$1,110
Total current assets	648	1,110
Mineral property acquisition costs, less reserve
for impairment of $6,500	-	-
Total Assets	$648	$1,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$7,527	$3,085
Due to related party	20,929	10,886
Total current liabilities	28,456	13,971

Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 9,960,000 shares	100	100
Additional paid-in capital	62,300	57,500
Deficit accumulated during the exploration stage	(90,208)	(70,461)
Total stockholders' equity (deficit)	(27,808)	(12,861)
Total Liabilities and Stockholders' Equity (Deficit)	$648	$1,110

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the three months ended May 31, 2009	For the three months ended May 31, 2008	For the six months ended May 31, 2009	For the six months ended May 31, 2008	Accumulated from September 21, 2007 (Date of Inception) to May 31, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Exploration and carrying costs		-	-	2,500	2,625
General and administrative	4,376	15,273	14,947	34,912	64,283
Donated services	2,400	2,400	4,800	4,800	16,800
Impairment of mineral property acquisition costs	-	-	-	6,500	6,500
Total costs and expenses	6,776	17,673	19,747	48,712	90,208

Net Loss	$(6,776)	$(17,673)	$(19,747)	$(48,712)	$(90,208)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	9,960,000	9,960,000	9,960,000	9,960,000

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period September 21, 2007 (Inception) to May 31, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001		Additional		Deficit Accumulated During the
	par value		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Common shares sold for cash at $0.001 per share	6,000,000	$60	$5,940	$-	$-	$6,000
Common shares sold for cash at $0.01 per share	3,960,000	40	39,560	(4,500)	-	35,100
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(5,772)	(5,772)
Balance - November 30, 2007	9,960,000	$100	$47,900	$(4,500)	$(5,772)	$37,728

Common stock subscriptions collected	-	-	-	4,500	-	4,500
Donated services and expenses	-	-	9,600	-	-	9,600
Net Loss	-	-	-	-	(64,689)	(64,689)
Balance - November 30, 2008	9,960,000	$100	$57,500	$-	$(70,461)	$(12,861)

Unaudited:
Donated services and expenses	-	-	4,800	-	-	4,800
Net Loss	-	-	-	-	(19,747)	(19,747)
Balance - May 31, 2009	9,960,000	$100	$62,300	$-	$(90,208)	$(27,808)

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the six months ended May 31, 2009	For the six months ended May 31, 2008	Accumulated from September 21, 2007 (Date of Inception) to May 31, 2009
Cash Flows from Operating Activities
Net loss	$(19,747)	$(48,712)	$(90,208)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	4,800	4,800	16,800
Impairment of mineral property acquisition costs	-	6,500	6,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,442	(780)	7,527
Net cash used for operating activities	(10,505)	(38,192)	(59,381)

Investing Activities
Mineral property acquisition costs	-	(6,500)	(6,500)
Net cash provided by investing activities	-	(6,500)	(6,500)

Cash Flows from Financing Activities
Increase in due to related party	10,043	2,397	20,929
Proceeds from sale of common stock	-	4,500	45,600
Net cash provided by financing activities	10,043	6,897	66,529

(Decrease) increase in cash	(462)	(37,795)	648

Cash - beginning of period	1,110	40,025	-

Cash - end of period	$648	$2,230	$648

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

1.	Nature of Operations

Alto Group Holdings Inc. (the “Company”) was incorporated in the State of Nevada on September 21, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

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

The unaudited financial statements as of May 31, 2009 and for the six months then ended and for the period September 21, 2007 (inception) to May 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended May 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending November 30, 2009. The balance sheet at November 30, 2008 has been derived from the audited financial statements at that date.

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

a)
During the six-month period ended May 31, 2009, the Company recognized a total of $4,800 (May 31, 2008 - $4,800) for donated management services at $800 per month provided by the sole Director of the Company.

b)
At May 31, 2009, the Company is indebted to the sole director of the Company for $20,929 (November 30, 2008 - $10,886) representing advances and expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

4.	Mineral Property

On December 14, 2007, the Company paid $6,500 for a 100% interest in a Mineral Claim located in Clark County, Nevada and $2,500 for a geological report conducted on the respective mining claim. In August 2008, an annual fee of $125 was paid for the claim. The cost of the mineral property was initially capitalized. At February 28, 2008, the Company recognized an impairment loss of $6,500, as it had not yet been determined whether there are proven or probable reserves on the property.

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

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before taxes follows:

	For the six months ended May 31, 2009	For the six Months ended May 31, 2008	September 21, 2007 (Date of Inception) to May 31, 2009

Income tax recovery at statutory rate	$6,714	$16,562	$30,671

Non-deductible donated services	(1,632)	(1,632)	(5,712)

Valuation allowance change	(5,082)	(14,930)	(24,959)

Provision for income taxes	$–	$–	$–

Alto Group Holdings Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

6.      Income Tax (continued)

The components of the net deferred tax asset at May 31, 2009 and November 30, 2008 consist of:

	May 31, 2009	November 30, 2008

Net operating loss carry-forward	$24,959	$19,877

Valuation allowance	(24,959)	(19,877)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At May 31, 2009, the Company has a net operating loss carry-forward of $73,408 which expires $3,372 in 2027, $55,089 in 2028 and $14,947 in 2029. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

We will be conducting research in the form of exploration of the property subject to receipt of additional capital. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

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

Results of Operations

We completed our private placement and raised $39,600.  Since then, we have not conducted any operations and have exhausted all of our money.

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

As of the date of this report, we do not have capital to operate, but our president will be injecting more funds to keep us operational.

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

As of May 31, 2009, our total assets were $648 and our total liabilities were $28,456.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 8th day of July, 2009.

ALTO GROUP HOLDINGS INC.

BY:	TAREQ HINAWY
Tareq Hinawy President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.