Form 10-K/A
period 2008-11-30
Alto Group Holdings Inc.
filed 2009-10-07
CIK 1430124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K/A-1

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

                        620 Newport Ctr Drive, Suite 570
                             Newport Beach, CA 92660
          (Address of principal executive offices, including zip code)

                                  949-644-1433
              (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes No [ ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on our assessment, we believe that, as of November 30, 2008, our internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

     We have also evaluated our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

                                                                                  Incorporated by reference
Exhibit     Document Description                                        Form       Date       Number   Filed herewith
-------     --------------------                                        ----       ----       ------   --------------
3.1     Articles of Incorporation.                                      SB-2     3/21/08       3.1

3.2     Bylaws.                                                         SB-2     3/21/08       3.2

4.1     Specimen Stock Certificate.                                     SB-2     3/21/08       4.1

14.1    Code of Ethics.                                                 10-K     3/2/09       14.1

31.1    Certification of Principal Executive Officer and Principal
        Financial Officer pursuant to 15d-15(e), promulgated under
        the Securities and Exchange Act of 1934, as amended.                                                  X

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Chief Executive Office and Chief  Financial Officer).                                                X

99.1    Audit Committee Charter.                                        10-K     3/2/09       99.1

99.2    Disclosure Committee Charter.                                   10-K     3/2/09       99.2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this amended Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of October, 2009.

                  ALTO GROUP HOLDINGS INC.


                  BY: /s/ Natalie Bannister
                      ----------------------------------------------------------
                      Natalie Bannister, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities.

    SIGNATURE                                  TITLE                                DATE
    ---------                                  -----                                ----


/s/ Natalie Bannister          President, Principal Executive Officer,         October 6, 2009
-----------------------------  Secretary, Treasurer, Principal Financial
Natalie Bannister              Officer, Principal Accounting Officer and
                               sole member of the Board of Directors.

                                  EXHIBIT INDEX

                                                                                  Incorporated by reference
Exhibit     Document Description                                        Form       Date       Number   Filed herewith
-------     --------------------                                        ----       ----       ------   --------------
3.1     Articles of Incorporation.                                      SB-2     3/21/08       3.1

3.2     Bylaws.                                                         SB-2     3/21/08       3.2

4.1     Specimen Stock Certificate.                                     SB-2     3/21/08       4.1

14.1    Code of Ethics.                                                 10-K     3/2/09       14.1

31.1    Certification of Principal Executive Officer and Principal
        Financial Officer pursuant to 15d-15(e), promulgated under
        the Securities and Exchange Act of 1934, as amended.                                                  X

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        (Chief Executive Office and Chief  Financial Officer).                                                X

99.1    Audit Committee Charter.                                        10-K     3/2/09       99.1

99.2    Disclosure Committee Charter.                                   10-K     3/2/09       99.2