Form 10-K/A
period 2008-11-30
Alto Group Holdings Inc.
filed 2009-10-08
CIK 1430124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K/A-2

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

REASON FOR THE AMENDMENT

     This amendment to our Form 10-K is being filed for the reason that in our Form 10-K for the fiscal year ended November 30, 2008, we stated that our disclosure controls were "not" effective as of the date our fiscal year ended 2008. The word "not" was included in the statement in error. In fact our disclosure controls and procedures were effective as of our fiscal year ended November 30, 2008. Accordingly we are amending Item 9A and expanded our disclosure accordingly.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

99.1    Audit Committee Charter.                                        10-K     3/2/09       99.1

99.2    Disclosure Committee Charter.                                   10-K     3/2/09       99.2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this amended Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of October, 2009.

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

    SIGNATURE                                  TITLE                                DATE
    ---------                                  -----                                ----


/s/ Natalie Bannister          President, Principal Executive Officer,         October 7, 2009
-----------------------------  Secretary, Treasurer, Principal Financial
Natalie Bannister              Officer, Principal Accounting Officer and
                               sole member of the Board of Directors.

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