Form 10-Q
period 2009-08-31
Alto Group Holdings Inc.
filed 2009-10-28
CIK 1430124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

                        620 Newport Ctr Drive, Suite 570
                         Newport Beach, California 92660
          (Address of principal executive offices, including zip code)

                                  949-644-1433
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,960,000 as of October 20, 2009.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Alto Group Holdings Inc.
(An Exploration Stage Company)
August 31, 2009

                                                                           Index
                                                                           -----
FINANCIAL STATEMENTS
  Balance Sheets                                                             3
  Statements of Operations                                                   4
  Statements of Stockholders' Equity (Deficit)                               5
  Statements of Cash Flows                                                   6
  Notes to the Financial Statements                                          7

Alto Group Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                               August 31,        November 30,
                                                                                 2009               2008
                                                                               --------           --------
                                                                             (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $    674           $  1,110
                                                                               --------           --------
TOTAL CURRENT ASSETS                                                                674              1,110

Mineral property acquisition costs, less reserve
 for impairment of $6,500                                                            --                 --
                                                                               --------           --------

TOTAL ASSETS                                                                   $    674           $  1,110
                                                                               ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                     $  5,286           $  3,085
  Due to related party                                                           28,007             10,886
                                                                               --------           --------
TOTAL CURRENT LIABILITIES                                                        33,293             13,971
                                                                               --------           --------

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.00001 par value;
   authorized 100,000,000 shares, none issued and outstanding                        --                 --
  Common Stock, $0.00001 par value;
   authorized 100,000,000 shares, issued and outstanding 9,960,000 shares           100                100
  Additional paid-in capital                                                     64,700             57,500
  Deficit accumulated during the exploration stage                              (97,419)           (70,461)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (32,619)           (12,861)
                                                                               --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $    674           $  1,110
                                                                               ========           ========

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Accumulated from
                                      For the three    For the three    For the nine     For the nine     September 21, 2007
                                      months ended     months ended     months ended     months ended  (Date of Inception) to
                                       August 31,       August 31,       August 31,       August 31,         August 31,
                                          2009             2008             2009             2008               2009
                                       ----------       ----------       ----------       ----------         ----------
REVENUE                                $       --       $       --       $       --       $       --         $       --
                                       ----------       ----------       ----------       ----------         ----------
COSTS AND EXPENSES
  Exploration and carrying costs               --              125               --            2,625              2,625
  General and administrative                4,811            4,610           19,758           39,522             69,094
  Donated services                          2,400            2,400            7,200            7,200             19,200
  Impairment of mineral property
   acquisition costs                           --               --               --            6,500              6,500
                                       ----------       ----------       ----------       ----------         ----------
Total costs and expenses                    7,211            7,135           26,958           55,847             97,419
                                       ----------       ----------       ----------       ----------         ----------

NET LOSS                               $   (7,211)      $   (7,135)      $  (26,958)      $  (55,847)        $  (97,419)
                                       ==========       ==========       ==========       ==========         ==========
NET LOSS PER SHARE
  Basic and diluted                    $    (0.00)      $    (0.00)      $    (0.00)      $    (0.01)
                                       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and Diluted                     9,960,000        9,960,000        9,960,000        9,960,000
                                       ==========       ==========       ==========       ==========

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period September 21, 2007 (Inception) to August 31, 2009
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                          Common Stock, $0.00001                                  Accumulated
                                                 par value           Additional                   During the
                                          ----------------------      Paid-in     Subscriptions   Exploration
                                          Shares          Amount      Capital       Receivable       Stage        Total
                                          ------          ------      -------       ----------       -----        -----
Common shares sold for cash at
 $0.001 per share                       6,000,000         $   60      $  5,940       $    --       $     --      $  6,000
Common shares sold for cash at
 $0.01 per share                        3,960,000             40        39,560        (4,500)            --        35,100
Donated services and expenses                  --             --         2,400            --             --         2,400
Net Loss                                       --             --            --            --         (5,772)       (5,772)
                                        ---------         ------      --------       -------       --------      --------
Balance - November 30, 2007             9,960,000         $  100      $ 47,900       $(4,500)      $ (5,772)     $ 37,728

Common stock subscriptions collected           --             --            --         4,500             --         4,500
Donated services and expenses                  --             --         9,600            --             --         9,600
Net Loss                                       --             --            --            --        (64,689)      (64,689)
                                        ---------         ------      --------       -------       --------      --------
Balance - November 30, 2008             9,960,000         $  100      $ 57,500       $    --       $(70,461)     $(12,861)

Unaudited:
Donated services and expenses                  --             --         7,200            --             --         7,200
Net Loss                                       --             --            --            --        (26,958)      (26,958)
                                        ---------         ------      --------       -------       --------      --------

Balance - August 31, 2009               9,960,000         $  100      $ 64,700       $    --       $(97,419)     $(32,619)
                                        =========         ======      ========       =======       ========      ========

Alto Group Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                  Accumulated from
                                                             For the nine       For the nine     September 21, 2007
                                                             months ended       months ended   (Date of Inception) to
                                                              August 31,         August 31,         August 31,
                                                                 2009               2008               2009
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(26,958)          $(55,847)          $(97,419)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities
     Donated services and expenses                                7,200              7,200             19,200
     Impairment of mineral property acquisition costs                --              6,500              6,500
  Change in operating assets and liabilities:
     Negative bank account balance                                   --                440                 --
     Accounts payable and accrued liabilities                     2,201                812              5,286
                                                               --------           --------           --------
NET CASH USED FOR OPERATING ACTIVITIES                          (17,557)           (40,895)           (66,433)
                                                               --------           --------           --------
INVESTING ACTIVITIES
  Mineral property acquisition costs                                 --             (6,500)            (6,500)
                                                               --------           --------           --------
NET CASH USED FOR INVESTING ACTIVITIES                               --             (6,500)            (6,500)
                                                               --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to related party                               17,121              2,870             28,007
  Proceeds from sale of common stock                                 --              4,500             45,600
                                                               --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        17,121              7,370             73,607
                                                               --------           --------           --------

(DECREASE) INCREASE IN CASH                                        (436)           (40,025)               674

CASH - BEGINNING OF PERIOD                                        1,110             40,025                 --
                                                               --------           --------           --------

CASH - END OF PERIOD                                           $    674           $     --           $    674
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                $     --           $     --           $     --
                                                               --------           --------           --------
  Income taxes paid                                            $     --           $     --           $     --
                                                               --------           --------           --------

Alto Group Holdings Inc.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
August 31, 2009
--------------------------------------------------------------------------------

1. Nature of Operations

Alto Group Holdings Inc. (the "Company") was incorporated in the State of Nevada on September 21, 2007. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards ("SFAS") No.7 "ACCOUNTING AND REPORTING FOR DEVELOPMENT STAGE ENTERPRISES". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

On March 21, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission ("SEC") to register 3,960,000 shares of common stock for resale by existing stockholders of the Company at $0.01 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. On April 9, 2008, the Registration Statement was declared effective by the SEC. The Company will not receive any proceeds from the resale of shares of common stock by the shareholders.

2. Summary of Significant Accounting Policies

a) Interim Financial Information

The unaudited financial statements as of August 31, 2009 and for the three and nine months then ended and for the period September 21, 2007 (inception) to August 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended August 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending November 30, 2009. The balance sheet at November 30, 2008 has been derived from the audited financial statements at that date.

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

b) Financial Instruments

SFAS No. 157 "FAIR VALUE MEASUREMENTS" requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

LEVEL 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

LEVEL 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

LEVEL 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, and amounts due to a related party. Pursuant to SFAS No. 157, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

c) Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses
(1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses
(1) practices that have developed since the issuance of SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been de-recognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

c) Recently Issued Accounting Pronouncements (continued)

On April 13, 2009, the SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 ("SAB 111"). SAB 111 amends and replaces SAB Topic 5M, "MISCELLANEOUS ACCOUNTING--OTHER THAN TEMPORARY IMPAIRMENT OF CERTAIN INVESTMENTS IN EQUITY SECURITIES" to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

In April 2009 the FASB issued FSP No. 141R-1 "ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES", or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of December 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

FSP FAS 157-4, "DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY," provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, "FAIR VALUE MEASUREMENTS." FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

c) Recently Issued Accounting Pronouncements (continued)

FSP FAS 115-2 and FAS 124-2, "RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS," provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, "INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB SFA No. 128, "EARNINGS PER SHARE." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3. Related Party Balances/Transactions

a) During the nine-month period ended August 31, 2009, the Company recognized a total of $7,200 (August 31, 2008 - $7,200) for donated management services at $800 per month provided by a former Director of the Company.

b) At August 31, 2009, the Company is indebted to a former director of the Company for $28,007 (November 30, 2008 - $10,886) representing advances and expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

5.  Common Stock

a) On September 21, 2007, the Company issued 6,000,000 shares of common stock at $0.001 per share to the former sole Director of the Company for cash proceeds of $6,000.

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

6. Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before taxes follows:

                                             For the nine       For the nine     September 21, 2007
                                             months ended       months ended   (Date of Inception) to
                                              August 31,         August 31,         August 31,
                                                 2009               2008               2009
                                               --------           --------           --------
Income tax recovery at statutory rate          $  9,166           $ 19,546           $ 33,122

Non-deductible donated services                  (2,448)            (2,520)            (6,528)

Valuation allowance change                       (6,718)           (17,026)           (26,594)
                                               --------           --------           --------

Provision for income taxes                     $     --           $     --           $     --
                                               ========           ========           ========

The components of the net deferred tax asset at August 31, 2009 and November 30, 2008 consist of:

                                               August 31,        November 30,
                                                 2009               2008
                                               --------           --------
Net operating loss carry-forward               $ 26,594           $ 19,877

Valuation allowance                             (26,594)           (19,877)
                                               --------           --------

Net deferred income tax asset                  $     --           $     --
                                               ========           ========

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At August 31, 2009, the Company has a net operating loss carry-forward of $78,219 which expires $3,372 in 2027, $55,089 in 2028 and $19,758 in 2029. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7. Subsequent Events

a) On September 15, 2009, DSC, Inc., an affiliate of Mr. Dale Paisley, agreed to advance $50,000 to Mateo Mining, Inc. ("Mateo") and $10,000 to an attorney on behalf of the Company. In exchange, the Company issued DSC, Inc. a $60,000 8% Secured Convertible Debenture (the "Debenture"). The Debenture is due on or before September 14, 2011 and is convertible in whole or in part into shares of common stock at a conversion price of $4.50 per share.

b) Also on September 15, 2009, the former sole director of the Company forgave the $28,007 balance due him.

c) On September 29, 2009, the Company entered into a Letter of Intent ("LOI") with Mateo. Pursuant to the LOI, the Company is to acquire all the rights and assets of Mateo. The Final Definitive Agreement is to be drafted by the parties but has not been completed yet.

d) Effective as of October 9, 2009, Mr. Dale Paisley was appointed as a Board of Director of the Company and Mr. Lee Rice was appointed as President and CEO of the Company.

e) The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Our success or failure will be determined by the success of exploration activities and commercial viability of extraction and sales of minerals.

     To meet our need for cash we must raise money in order to operate. If we find mineralized material and it is economically feasible to remove the mineralized material, we will have to raise additional money through a subsequent private placement, public offering or through loans. We do not presently have enough money to conduct exploration activities. Currently we have to find alternative sources of capital, like a second public offering, a private placement of securities, or loans from our directors, officers or others.

     Our officers and directors may be unwilling to make any commitment to loan us any money except to cover expenses relating to reclamation if commercially viable minerals are not found in our claim areas. At the present time, we have not made any arrangements to raise additional cash, though management is negotiating with potential investors. If we can't raise additional money, we will cease activities entirely.

     We have the right to conduct exploration activities on two properties. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit - a `reserve'.

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

SUBSEQUENT ACTIONS AND RECENT EVENTS:

     On July 31, 2009, the Board of Directors elected Natalie Bannister to the Board of Directors, and appointed her Chairman of the Board of Directors. On the same date, the Board accepted the resignation of Tareq Hinawy from the Board of Directors, and the Board accepted Mr. Hinawy's resignation from all offices formerly held with the corporation. The Board of Directors then elected Natalie Bannister as Chief Executive Officer, Chief Financial Officer, and Secretary of the Corporation. With this action, Ms Bannister became the sole officer and sole director of the Company. The Board of Directors then acted to move the principle corporate office of the Company to 620 Newport Ctr Drive Suite 570 located in Newport Beach, California 92660. The new telephone number is 949-644-1433.

     On September 15, 2009, a credit-line debt instrument in the amount of $60,000 was granted to Alto Group Holdings, Inc. by DSC Inc., a Nevada Corporation, owned and operated by Dale Paisley, a Los Angeles, California resident. The interest rate is 8% per year; the loan is due in 2 years and is convertible at $4.50 per share.

     On September 29, 2009, Alto Group Holdings entered into an agreement with Mateo Mining, Inc. (a Delaware Corporation) in which Alto Group Holdings shall acquire all the rights and assets of Mateo Mining, Inc. for a price of $5,000,000. An amount of $115,000.00 is to be paid as a deposit, of which Mateo was paid $25,000 on October 7, 2009 and $25,000 on October, 21, 2009 and $65,000
is planned for October 29, 2009. These funds were paid directly to Mateo from a company owned by Mr. Dale Paisley (Board Member), and is classified as a loan from that Company to ALTO.

     On October 7, 2009, The Company also filed a Form 14A for the purpose of forward splitting the common stock of the Company on an 8:1 basis. These filings and the disclosure items thereon are incorporated herein by reference.

     On October 9, 2009, the Board of Directors of Alto Group Holdings elected Mr. Dale Paisley to the Board of Directors and also elected Mr. Lee Rice as President and CEO. These are more fully described in a Form 8K filed on October 13, 2009.

RESULTS OF OPERATIONS

     We conducted no operations and have been actively seeking other mineral properties to conduct exploration on.

MILESTONES

     The milestones are as follows:

     1.   Raise additional capital.
     2. Retain our consultant to manage the exploration of the Ghana property at a maximum cost of $25,000.

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

     As of the date of this report, we appear to be insolvent and it appears we do not have capital to operate, but our officers and directors will be injecting more funds into the Company to keep it operational.

     In September 2007, we issued 6,000,000 shares of common stock to our former sole officer and director, Tareq Hinawy, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $6,000. This was accounted for as an acquisition of shares. The company was relieved of any monies owed to Mr. Hinawy at his resignation on July 31, 2009.

     In December 2007, we issued 3,960,000 shares of common stock to 44 individuals in consideration of $39,600. As of August 30, 2009, our total assets were $674 and our total liabilities were $33,293,.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51".SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,(revised 2007), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In August 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

     In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161 "), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

     The following documents are included herein:

Exhibit No.                        Document Description
-----------                        --------------------

   10.1 Letter Of Intent between Mateo Mining, Inc. and Alto Group Holdings, Inc. dated September 29, 2009.

   10.2          Promissory Note from DSC, Inc. to Alto Group Holdings, Inc.

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the SarbanesOxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of October, 2009.

                                    ALTO GROUP HOLDINGS INC.


                                    By: /s/ Natalie Bannister
                                        ----------------------------------------
                                        Natalie Bannister, Secretary, Treasurer,
                                        Chief Financial Officer, Principal
                                        Accounting Officer and a member of the
                                        Board of Directors.

                                 EXHIBIT INDEX

Exhibit No.                        Document Description
-----------                        --------------------

   10.1 Letter Of Intent between Mateo Mining, Inc. and Alto Group Holdings, Inc. dated September 29, 2009.

   10.2          Promissory Note from DSC, Inc. to Alto Group Holdings, Inc.

   31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the SarbanesOxley Act of 2002.