Form 10-K
period 2009-11-30
Alto Group Holdings Inc.
filed 2010-03-15
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-53592

ALTO GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0686507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Wall Street 11th Floor, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 709-8036
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

The registrant has filed a registration statement on Form 8-A relating to the registration of its common stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Alto Group Holdings, Inc. held by non-affiliates as of March 12, 2010 was $4,651,200.

As of March 12, 2010 there were 61,680,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I	1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.  BUSINESS.

General

We were incorporated in the State of Nevada on September 21, 2007.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 110 Wall Street, 11th Floor, New York, New York 10005-3198. Our telephone number is (212) 709-8036.

We hold rights to certain mineral interests in Africa and Latin America, and seek to acquire additional interests in mineral holdings in these regions.  If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.

Effective February 1, 2010, we acquired 70% of the rights to a mining concession in the Ashanti Belt of Ghana, West Africa, and an option to acquire a 50% interest in an adjoining mining concession.    We intend to conduct exploration activities on each of these concessions at such time as we have the financial resources to do so.

On March 12, 2010, we acquired two additional gold and silver mining concessions in Mexico.  “Los Tres Machos” (the three mules) and “Zuna” are both located in Jalisco in the state of Guadalajara, Mexico.  The Los Tres Machos concession relates to mining claims dating back over 100 years and covers 1,000 hectares of staked and sampled mineral lands owned by the Republic of Mexico.  This concession also allows for open pit excavation.   The Zuna concession covers 750 hectares of staked and sampled mineral lands.  With respect to each of these newly-acquired concessions, a geological summary was prepared in 2007 describing their characteristics, physiography, and initial sampling results from each site.  We intend to conduct exploration activities with the objective of obtaining separate NI 43101 or equivalent valuation reports estimating the value of gold and silver deposits held therein.

Although we believe that the mineral concessions described above may contain valuable deposits that would inure to the benefit of the Company and its shareholders, we cannot assure you that commercially viable deposits exist on any of these properties until further exploration and development has been undertaken and a thorough economic feasibility analysis has been prepared.  We are actively seeking to raise working capital sufficient to begin exploration and development of these concessions, as well as for other development opportunities.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors.  We have no plans to change our business activities.

Competitive Factors

The mining industry is highly fragmented, as there are many gold and silver prospectors and producers, both small and large, in every market and region throughout the world.  As these metals are well established commodities with well established markets, a production-stage mine will undoubtedly have a ready market for extracted minerals.  Nevertheless, the global economic downturn has weakened the mining sector, which is expected to witness greater consolidation and reliance on non-traditional sources of financing to develop mining properties.  In addition, the industry will also likely see a greater degree of vertical integration of mineral extraction and distribution firms.

Employees

Our Chief Executive Officer and our Chief Operating Officer are our only two employees, and we use the services of consultants and subcontractors to perform work for and on behalf of the Company in various capacities.  We do not have an employment contract with our Chief Executive Officer or Chief Operating Officer.  Unless and until we begin production of minerals from the concessions described above or other properties in which we may acquire rights, we do not expect to hire any significant number of employees.  Although worldwide unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the mining and extractive industries.  Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business.  Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Property Interests and Mining Claims in General

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim.  Furthermore, as these interests are derived from mining claims in foreign jurisdictions, the risk of a defective claim or other problems with ownership and development of the claim (including but not limited to the right of eminent domain) is compounded further.  If the validity of a patented mining claim or mineral interest is challenged by an applicable governmental body on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised at any stage of development or at the commencement of production, or simply when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

In most jurisdictions where we have or are seeking to develop mineral interests, we generally are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Ghana and Mexico.

Our mineral exploration program in Ghana is subject to the Minerals and Mining Law 1986 and associated legislation, which is overseen by the Ghana Ministry of Mines and Energy.  Our mineral exploration program in Jalisco, Mexico is subject to “Ley Minera,” which is the section of federal legislation that governs Mexico’s mining sector. The General Directorate of Mines, under the authority of the General Mining Coordinator, has the authority to enforce federal mining law in Mexico.

Environment Regulations

Our activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment. We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Ghana, Mexico, or other countries where we hold mineral interests could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2009, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

ITEM 1A.  RISK FACTORS.

This report, including Management’s Discussion and Analysis of Financial Condition or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we are a relatively new business, investors have no basis to evaluate our ability to operate profitably. We were originally organized in 2007 and have had no revenues from operations since our inception.  As an exploration stage company, we face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful.

The report of our independent accountants on our financial statements for the year ended  November 30, 2009 includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the substantial losses we incurred for the years ended November 30, 2009 and 2008 and the period from inception (September 21, 2007) to November 30, 2009; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation. From inception to November 30, 2009, we have accumulated significant losses.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at November 30, 2009 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

Governmental laws and regulations may add to our costs or limit our activities. Our operations are affected from time to time in varying degrees by governmental laws and regulations. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit our activities.

Competition is intense, and we have limited financial and personnel resources with which to compete. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities.

Lack of Diversification. Our limited financial resources limit our ability to diversify our operations. The inability to diversify activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Dependence upon Management. We are heavily dependent upon the skills, talents, and abilities of Mark Klok, our current Chief Executive Officer and Secretary, to implement our business plan.  The loss of the services of Mr. Klok would have a material adverse effect upon our business and financial condition.

Dependence upon Outside Advisors. To supplement the business experience of our employees, we employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by us without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us or the shareholders.  In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Pursuant to Section 404 of the Sarbanes-Oxley Act of

2002, we have furnished a report by our management on internal controls for the fiscal year ended November 30, 2009. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

Because we do not have an audit or compensation committee, shareholders will have to rely on our Board of Directors, a member of which is also an executive officer and as such is not “independent” as defined by a national securities exchange, to perform these functions. We do not have an audit or compensation committee. These functions are performed by our Board of Directors as a whole and two of the members of our Board do not meet the definition of “independent” under the rules of any national securities exchange. Since our current Board members include members of management, there is a potential conflict where this individual participates in discussions concerning management compensation and audit issues that may affect management decisions.

Indemnification of Officers and Directors. The Nevada Business Corporation Act provides for the indemnification of directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party from their association with or activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us.

Director’s Liability Limited. The Nevada Business Corporation Act excludes personal liability of directors for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, you will have a much more limited right of action against directors than otherwise would be the case. This provision does not affect the liability of any directors under federal of applicable state securities laws.

Risks Related to Our Common Stock

A small number of existing shareholders own a majority of our voting stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 56.08% of our common stock as of March 12, 2010.  Moreover, our Chief Executive Officer, Mark Klok, beneficially holds 10,000,000 shares of common stock and 14,000,000 shares of preferred stock which are convertible into 56,000,000 shares of our common stock.  Because holders of our preferred stock may vote together with holders of our common stock on all matters which our stockholders may vote, Mr. Klok holds a majority of the voting shares of the Company and may unilaterally determine the election of our board of directors and, therefore, the direction of our business.  Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, Mr. Klok will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

Since there is presently a limited trading market for our common stock, purchasers of our common stock may have difficulty selling their shares, should they desire to do so.  Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock is limited.  As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and you may lose all or a portion of your investment.

Since our common stock is not presently listed on a national securities exchange, trading in our shares will likely be subject to rules governing “penny stocks,” which will impair trading activity in our shares. Our common stock may be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC. These rules also require a cooling off period before the transaction can be finalized. These requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 100,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently listed on a national securities exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because there is presently no trading market for our common stock, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future. We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop our business plan and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Office Facilities

Our executive offices are located at 110 Wall Street, New York, New York.  We lease the office from Service Resource Industries on a month to month basis.  Our monthly rent at that location is $66.50.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Forward Stock Split

On December 23, 2009, we effected a forward split of our common stock on an 8-1 basis, giving each of our shareholders eight shares for every one share they held on the record date of the split.  On October 7, 2009, we filed a definitive Information Statement on Schedule 14A describing the forward split, and wherein we informed our shareholders that a majority of our shareholders had approved the split and related items by written consent in lieu of a shareholder meeting.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “ALTO.OB”  The range of high and low quotations for our common stock by fiscal quarter within the last two fiscal years (accounting for the fact that our stock only began trading in May 2009), as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended November 30, 2009
First quarter	-	-
Second quarter	$0.14	$0.13
Third quarter	$0.14	$0.10
Fourth quarter	$0.56	$0.10

Year ended November 30, 2008
First quarter	-	-
Second quarter	-	-
Third quarter	-	-
Fourth quarter	-	-

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of March 12, 2010, there were 10 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 12, 2010, there were 61,680,000 shares of common stock outstanding on record with the stock transfer agent.

Transfer Agent

We have appointed Empire Stock Transfer Company as the transfer agent for our common stock.  The principal office of our transfer agent is located at1859 Whitney Mesa Drive, Henderson, NV 89014 and its telephone number is (702) 818-5898.

Sales of Unregistered Securities

During and subsequent to the periods covered by this report, we issued shares of our common stock without registering those securities under the Securities Act of 1933, as amended.

On March 3, 2010, we converted and exchanged 48,000,000 shares of common stock held by Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mark Klok, our Chief Executive Officer, into 14,000,000 shares of our preferred stock (“Preferred Shares”).  The Preferred Shares are convertible into 56,000,000 shares of common stock at the discretion of the holder.  The conversion and issuance was approved by a majority of the disinterested directors of the Company.

On March 12, 2010, we issued 10,000,000 shares of restricted common stock to Mexican Hunter Exploration S.A. (“MHE”) in respect of the acquisition by the Company of two mineral concessions in Jalisco Mexico.  MHE is a corporation organized under the laws of the Republic of Mexico and is owned and controlled by Robert Howie and Mark Klok, each of whom are members of the Company’s Board of Directors.  Mr. Klok is also the Company's Chief Executive Officer and beneficially holds a controlling interest in the voting shares of the Company.  The transaction and issuance was approved by a majority of the disinterested directors of the Company.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations.  Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document.  The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade.  The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

ITEM 6.                 SELECTED FINANCIAL DATA.

Not required.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section included in this Annual Report on Form 10-K.

Plan of Operation

We were incorporated in the State of Nevada on September 21, 2007.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 110 Wall Street, 11th Floor, New York, New York 10005-3198. Our telephone number is (212) 709-8036.

We hold rights to certain mineral interests in Africa and Latin America, and seek to acquire additional interests in mineral holdings in these regions.  If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.

Effective February 1, 2010, we acquired 70% of the rights to a mining concession in the Ashanti Belt of Ghana, West Africa, and an option to acquire a 50% interest in an adjoining mining concession.    We intend to conduct exploration activities on each of these concessions at such time as we have the financial resources to do so.

On March 12, 2010, we acquired two additional gold and silver mining concessions in Mexico.  “Los Tres Machos” (the three mules) and “Zuna” are both located in Jalisco in the state of Guadalajara, Mexico.  The Los Tres Machos concession relates to mining claims dating back over 100 years and covers 1,000 hectares of staked and sampled mineral lands owned by the Republic of Mexico.  This concession also allows for open pit excavation.   The Zuna concession

covers 750 hectares of staked and sampled mineral lands.  With respect to each of these newly-acquired concessions, a geological summary was prepared in 2007 describing their characteristics, physiography, and initial sampling results from each site.  We intend to conduct exploration activities with the objective of obtaining separate NI 43101 or equivalent valuation reports estimating the value of gold and silver deposits held therein.

Although we believe that the mineral concessions described above may contain valuable deposits that would inure to the benefit of the Company and its shareholders, we cannot assure you that commercially viable deposits exist on any of these properties until further exploration and development has been undertaken and a thorough economic feasibility analysis has been prepared.  We are actively seeking to raise working capital sufficient to begin exploration and development of these concessions, as well as for other development opportunities.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors.  We have no plans to change our business activities.

Liquidity and Capital Resources

As of November 30, 2009, our working capital deficit of $36,850 was comprised of total current assets of $575 consisting of cash and cash equivalents, and total current liabilities of $37,425. This represents a decrease in working capital of $23,989 compared to the deficit of $12,861 at fiscal year-end November 30, 2008.  While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

Management does not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next fiscal year.  Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. There is no assurance that we will be able to successfully complete any one of these activities.

The independent registered public accounting firm’s report on our financial statements as of November 30, 2009, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan.

Although we are actively seeking to acquire and develop mineral interests throughout the world, we have not yet generated any revenue from our operations. We have historically relied on equity and debt financings to fund our capital resource requirements. We have experienced net losses since inception.  We will be dependent on additional debt and equity financing to develop our new business.

All of our investment in research and development activities has been expensed, and does not appear as an asset on our balance sheet.

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing.  Certain related parties have periodically advanced funds to us to meet our working capital needs.  The related parties are under no obligation to continue these advances.  During the year ended November 30, 2009, the related parties advanced $17,120 to us.

Net cash used in operating activities was $17,655 during the year ended November 30, 2009, compared to $47,483 during 2008.  During the year ended November 30, 2009, we incurred a net loss of $58,395.  In addition, accounts payable and accrued expenses increased by $34,340 during the year ended November 30, 2009.  During the year ended November 30, 2008, we incurred a net loss of $64,689 and reported an increase in accounts payable and accrued expenses of $1,106.  Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the year ended November 30, 2009, the Company did not receive or use funds in its investing activities.  In 2008, the Company expended $6,500 in property acquisition costs.

Net cash provided by financing activities during the year ended November 30, 2009, was $17,120, compared to $15,068 during the year ended November 30, 2008.  During 2009, we received proceeds of $17,120 in the form or loans from a related party.  During 2008, we received advances from related parties of $10,568 and received $4,500 from the sale of common stock.

Events Subsequent to Year End

Change of Control.  On February 10, 2010, the Company experienced a change of control.  Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mark Klok, an executive officer and director of the Company, purchased 48,000,000 shares of restricted common stock from an existing shareholder of the Company in a private transaction giving Mr. Klok voting control of the Company.  As a result of this purchase Mr. Klok held, on the date of such acquisition, a beneficial interest in 48,000,000 shares of the Company’s common stock, representing 60.24% of all common shares then outstanding.

Acquisition of Rights to Mineral Concessions in Ghana.  Effective February 1, 2010, we acquired 70% of the rights to a mining concession in the Ashanti Belt of Ghana, West Africa, and an option to acquire a 50% interest in an adjoining mining concession.    We intend to conduct exploration activities on each of these concessions at such time as we have the financial resources to do so.

Acquisition of New Mineral Concessions in Mexico.  On March 12, 2010, we acquired two additional gold and silver mining concessions in Mexico.  “Los Tres Machos” (the three mules) and “Zuna” are both located in Jalisco in the state of Guadalajara, Mexico.  The Los Tres Machos concession relates to mining claims dating back over 100 years and covers 1,000 hectares of staked and sampled mineral lands owned by the Republic of Mexico.  This concession also allows for open pit excavation.   The Zuna concession covers 750 hectares of staked and sampled mineral lands.

With respect to each of these newly-acquired concessions, a geological summary was prepared in 2007 describing their characteristics, physiography, and initial sampling results from each site.  We intend to conduct exploration activities with the objective of obtaining separate NI 43101 or equivalent valuation reports estimating the value of gold and silver deposits held therein.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Use of Estimates.     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Mineral Property Costs.  The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property will be capitalized.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”).  This statement replaces SFAS No. 141, which was effective July 1, 2001.  The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date.  Early adoption is prohibited.  Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), which becomes effective for annual periods beginning after December 15, 2008.  This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature.  In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

In addition to the specific factors identified under “RISK FACTORS” above, other uncertainties that could affect the accuracy of forward-looking statements include:

        •         the worldwide economic situation;
        •         any changes in interest rates or inflation;
        •         the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
        •         our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
        •         our ability to identify, finance and integrate any future acquisitions; and
        •         the volatility of our common stock price.

This list, together with the factors identified under “RISK FACTORS,” is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7B.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of November 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alto Group Holdings, Inc.

I have audited the accompanying balance sheets of Alto Group Holdings, Inc. (the Company), an exploration stage company, as of November 30, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2009 and 2008, and for the period September 21, 2007 (inception) to November 30, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alto Group Holdings Inc. as of November 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended November 30, 2009 and 2008, and for the period September 21, 2007 (inception) to November 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 15, 2010

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
BALANCE SHEETS
As of November 30, 2009 and 2008
 (in U.S. Dollars)

	November 30,	November 30,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$575	$1,110
Total current assets	575	1,110
Mineral property acquisition costs, less reserve
for impairment of $6,500	-	-
Total Assets	$575	$1,110

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,886	$3,085
Due to related parties	28,539	10,886
Total current liabilities	37,425	13,971

Stockholders' Deficit
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 79,680,000 shares	797	797
Additional paid-in capital	91,209	56,803
Deficit accumulated during the exploration stage	(128,856)	(70,461)
Total stockholders' deficit	(36,850)	(12,861)
Total Liabilities and Stockholders' Deficit	$575	$1,110

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
STATEMENTS OF OPERATIONS
For the years ended November 30, 2009 and 2008
and for the period from Inception (September 21, 2007) to November 30, 2009
(in U.S. Dollars)

	For the year ended November 30, 2009	For the year ended November 30, 2008	Accumulated from September 21, 2007 (Date of Inception) to November 30, 2009

Revenue	$-	$-	$-

Costs and expenses
Exploration and carrying costs	-	2,625	2,625
General and administrative	51,995	45,964	101,331
Donated services	6,400	9,600	18,400
Impairment of mineral property acquisition costs	-	6,500	6,500
Total costs and expenses	58,395	64,689	128,856

Net Loss	$(58,395)	$(64,689)	$(128,856)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	79,680,000	79,680,000

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For the period from Inception (September 21, 2007) to November 30, 2009
(in U.S. Dollars)

					Deficit Accumulated During the Exploration Stage
	Common Stock, $0.00001 par value		Additional	Subscriptions Receivable
			Paid-in
	Shares	Amount	Capital			Total

Common shares sold for cash at $0.000125 per share	48,000,000	480	$5,520	$-	$-	$6,000
Common shares sold for cash at $0.00125 per share	31,680,000	317	39,283	(4,500)	-	35,100
Donated services and expenses	-	-	2,400	-	-	2,400
Net Loss	-	-	-	-	(5,772)	(5,772)
Balance - November 30, 2007	79,680,000	797	47,203	(4,500)	(5,772)	37,728

Common stock subscriptions collected	-	-	-	4,500	-	4,500
Donated services and expenses	-	-	9,600	-	-	9,600
Net Loss	-	-	-	-	(64,689)	(64,689)
Balance - November 30, 2008	79,680,000	797	56,803	-	(70,461)	(12,861)

Donated services and expenses	-	-	6,400	-	-	6,400
Forgiveness of due to related party by then
majority stockholder on September 15, 2009	-	-	28,006	-	-	28,006
Net Loss	-	-	-	-	(58,395)	(58,395)
Balance - November 30, 2009	79,680,000	$797	$91,209	$-	$(128,856)	$(36,850)

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the years ended November 30, 2009 and 2008
and for the period from Inception (September 21, 2007) to November 30, 2009
(in U.S. Dollars)
	For the year ended November 30, 2009	For the year ended November 30, 2008	Accumulated from September 21, 2007(Date of Inception) to November 30, 2009

Cash Flows from Operating Activities
Net loss	$(58,395)	$(64,689)	$(128,856)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Donated services and expenses	6,400	9,600	18,400
Impairment of mineral property acquisition costs	-	6,500	6,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,801	1,106	8,886
Accrued consulting fees and expenses due to related parties	28,539		28,539
Net cash used for operating activities	(17,655)	(47,483)	(66,531)
Investing Activities
Mineral property acquisition costs	-	(6,500)	(6,500)
Net cash used for investing activities	-	(6,500)	(6,500)

Cash Flows from Financing Activities
Loans from related party	17,120	10,568	28,006
Proceeds from sale of common stock	-	4,500	45,600
Net cash provided by financing activities	17,120	15,068	73,606

(Decrease) increase in cash	(535)	(38,915)	575
Cash - beginning of period	1,110	40,025	-

Cash - end of period	$575	$1,110	$575

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash financing activity:
Forgiveness of due to related party by then
majority stockholder on September 15, 2009	$28,006	$-	28,006

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

1.	Nature of Operations

Alto Group Holdings Inc. (the “Company”) was incorporated in the State of Nevada on September 21, 2007. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has accumulated losses of $128,856 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of donated services, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

2.	Summary of Significant Accounting Policies (continued)

d)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)	Long Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

2.	Summary of Significant Accounting Policies (continued)

h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property will be capitalized.

i)	Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

l)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. Since inception, except for net loss, the Company has had no other items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

2.	Summary of Significant Accounting Policies (continued)

m)	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently existed in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 7.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Balances/Transactions

Due to related parties consist of:
	November		November
	30, 2009		30, 2008
Accrued consulting fees and expenses due to former (from July 31, 2009 to February 3, 2010) director	$20,539		$-
Accrued consulting fees and expenses due to former (from October 9, 2009 to January 28, 2010) director	8,000		-
Loans payable due to former (from inception to February 10, 2010) majority stockholder	-		10,886
Total	$28,539	$	$10,886

The above debt is unsecured, non-interest bearing, and has no specific terms of repayment. On September 15, 2009, the former (from inception to February 10, 2010) majority stockholder forgave the then $28,006 balance due him. This forgiveness has been recorded as a capital contribution in the accompanying statements of stockholders’ equity (deficit).

During the year ended November 30, 2009, the Company recognized a total of $6,400 (2008 - $9,600) for donated management services at $800 per month provided by the former (from inception to February 10, 2010) majority stockholder and former (from inception to July 31, 2009) sole director of the Company.

On September 29, 2009, the Company entered into a letter of intent with Mateo Mining, Inc. (“Mateo”),  a company controlled by the Company’s current (since November 9, 2009) chief executive officer and controlling stockholder (since February 10, 2010),  to acquire all the rights

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

and assets of Mateo. Due to the lack of available working capital, the contemplated transaction did not occur.

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

a)
Effective December 23, 2009, the Company effected an 8:1 forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding common stock increased from 9,960,000 shares of common stock to 79,680,000 shares of common stock. All share and per share amounts have been retroactively adjusted for all periods presented.

b)	On September 21, 2007, the Company issued 48,000,000 shares of common stock at $0.000125 per share to the then sole Director of the Company for cash proceeds of $6,000.

c)
During the period ended November 30, 2007, the Company accepted stock subscriptions for 31,680,000 shares of common stock at $0.00125 per share or $39,600 total. $35,100 was collected by November 30, 2007 and $4,500 was collected in December 2007.

6.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before taxes follows:

	For the year ended November 30, 2009	For the year ended November 30, 2008	September 21, 2007 (Date of Inception) to November 30, 2009

Income tax recovery at statutory rate	$19,854	$21,994	$43,811

Non-deductible donated services	(2,176)	(3,264)	(6,256)

Valuation allowance change	(17,678)	(18,730)	(37,555)

Provision for income taxes	$–	$–	$–

The components of the net deferred tax asset at November 30, 2009 and 2008 consist of:

	November 30, 2009	November 30, 2008

Net operating loss carry-forward	$37,555	$19,877

Valuation allowance	(37,555)	(19,877)

Net deferred income tax asset	$–	$–

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At November 30, 2009, the Company has a net operating loss carry-forward of $110,456 which expires $3,372 in 2027, $55,089 in 2028 and $51,995 in 2029. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	Subsequent Events

a)
On January 1, 2010, the Company issued an 8% Convertible Debenture for $60,000 payable to Mateo Mining, Inc. (“Mateo”) in consideration of Mateo’s payments to Castle Peak Mining, Ltd. totaling $60,000 in December 2009 on behalf of the Company. The debenture bears interest at 8%, is due January 1, 2011, and is convertible at the option of the holder, in whole or in part, into shares of Company common stock at a conversion price in effect on any conversion date equal to 70% of the then market price.

b)
Effective February 1, 2010, the Company entered into a joint venture agreement (the “JV Agreement”) with Castle Peak Mining, Ltd. (“Castle Peak”), a British Columbia corporation. Castle Peak has certain mining concessions in Ghana, West Africa. Pursuant to the JV Agreement, the Company is to acquire a 70% participating interest in the Nkwata Mining Concession as its primary target and is to exercise its option on selecting a 50% participating interest in one of two bordering concessions known as Ayiem and Asuogya.

The JV Agreement provides for the Company to pay Castle Peak $75,000 upon approval of the joint venture by the Ghana Government Minerals Commission (“Mincom”) and for the Company to provide financing for Phase 1 exploration (expected from December 1, 2009 to March 31, 2010) costs ($100,000) and Phase 2 exploration (expected from February 1, 2010 to January 31, 2011) costs ($1,500,000) by February 1, 2010. If Phase 2 exploration is not commenced by March 1, 2010, the JV Agreement provides for the Company to pay a cash penalty of $100,000 to Castle Peak. If Phase 2 exploration is not commenced by April 1, 2010, the JV Agreement provides that Castle Peak may elect to terminate the JV Agreement.

The JV Agreement also provides for the Company to pay Castle Peak $250,000 in 4 installments due from February 1, 2010 to March 15, 2010 and for the Company to issue Castle Peak approximately 322,000 restricted shares of Company common stock (and pay Castle Peak an amount, if any, equal to $150,000 less Castle Peak’s proceeds from its ultimate sales of such shares).

The JV Agreement also provides for the Company to provide financing by February 1, 2011 for Phase 3 exploration (expected from February 1, 2011 to January 31, 2012) costs ($1,500,000) and for the Company to provide financing by February 1, 2012 for Phase 4 exploration (expected from February 1, 2012 to January 31, 2013) costs ($2,500,000).

The JV Agreement also provides for the Company to pay Castle Peak $150,000 on February 1, 2011 and $150,000 on February 1, 2012.

As of March 12, 2010, approval of the JV Agreement by Mincom has not occurred and the Company has not paid (or issued shares) to Castle Peak or the joint venture any of its obligations due under the JV Agreement. Although Castle Peak has not sent a notice of

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

default to the Company, it is uncertain that the Company will be able to raise sufficient capital to meet such obligations and avoid termination of the JV Agreement.

c)
On February 1, 2010, the Company entered into consulting agreements with two individuals for consulting services to the joint venture which provide for payments totaling $156,000 over the one year term of the agreements.

d)	On February 1, 2010, the Company entered into agreements with three directors of the Company for consulting services to the Company at $4,000 per month each for a period of one year ($144,000 total).

e)
On February 10, 2010, Opiuchus Holdings, Inc. (“OHI”), a company controlled by Mark Daniel Klok (chief executive officer of the Company since November 9, 2009) acquired 48,000,000 shares of Company common stock from Tareg Hinawy (sole director of the Company from inception to July 31, 2009) for $50,000 cash, resulting in a change of control of the Company.

f)
On February 22, 2010 the Company entered into consulting agreements with five individuals (the “S-8 Consultants”) which provide for the S-8 Consultants to provide certain consulting services to the Company through March 31, 2010 and for the Company to issue each of the S-8 Consultants, 4,000,000 shares of Company common stock (20,000,000 shares total).

g)
On March 3, 2010, the Company approved the designation of 20,000,000 shares of Preferred Stock as Series A Preferred Stock and the conversion of 48,000,000 shares of Company common stock owned by OHI into 14,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 4 shares of common stock and has voting rights, dividend rights, and liquidation rights on an “as converted basis”.

h)
 On March 12, 2010, the Company executed an Asset Purchase Agreement with Mexican Hunter Explorations S.A. de C.V., a corporation organized under the laws of Mexico (“MHE”), to acquire two gold and silver mining concessions known as “Los Tres Machos” and “Zuna” in Jalisco, in the state of Guadalajara, Mexico in exchange for 10,000,000 newly issued restricted shares of Company common stock. MHE is owned and controlled by Mark Daniel Klok and Robert Howie, each of whom are executive officers and directors of the Company.

i)
The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

 ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Mark Klok (1)	34	President, Secretary, Treasurer, Principal Financial Officer, and Director	2009

Robert Howie (2)	66	Chief Operating Officer and Director	2009

Lee Rice (3)	66	Director	2009

(1)  Mr Klok was appointed to the Board of Directors and as Chief Executive Officer on November 9, 2009.
(2)  Mr. Howie was appointed to the Board of Directors and as Chief Operating Officer on November 9, 2009.
(3)  Mr. Rice was appointed to the Board of Directors on October 9, 2009.

Each of our directors is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our Board of Directors. There are no family relationships among our officers or directors.

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

Mark Klok.   Mr. Klok has been a member of the board of directors of the Company since November 9, 2009 and has also served as the Company’s President and Chief Executive Officer since that date.  He has over a decade of experience in a variety of mining exploration projects in both base metals and precious metals. He is versed in all aspects of exploration and mining having had a successful career in the exploration and development of gold and other minerals in Africa, Mexico, Columbia, Peru, and projects in North and South America. Mr. Klok has served in a consulting capacity and as an officer and director of numerous public and private companies. Mr. Klok will be actively involved in the development of the Company's African mineral holdings and will be personally overseeing the upcoming Phase 1 evaluation program. Based in New York, Mr. Klok will be the liaison for the Company with Alto's joint venture partners regarding ongoing corporate development of the Alto-Ashanti Gold Project.

Robert Howie.  Mr. Howie has served as a member of the Company’s Board of Directors since November 9, 2009 and has also served as its Chief Operating Officer since that date.  Mr. Howie brings a lifetime of technical experience, having started his career in mining spanning more 40 years. From 1964 to 2006, Robert has worked at various mining companies such as Wilder and Associates, Scepter Resources Ltd. and Mexican Hunter S.A. de C.V and in various countries such as Australia, Mexico, USA, Costa Rica and West Africa. Mr. Howie's technical expertise includes mine planning, design and layout (underground, open pit and dredging), hard-rock mining plant fabrication and installation, placer mining plant fabrication and operation, and geophysical survey design and execution. Robert's management experience includes ground acquisition and exploration program planning and managing large work-forces in foreign countries..

Lee Rice.  Mr. Rice has served as a member of the Company’s Board of Directors since October 9, 2009 and Mr. Rice also briefly served as the Company’s Chief Executive Officer from October 9, 2009 to November 9, 2009. Mr. Rice has been the Chief Engineer and past President of Data Technology Services, Inc. since 1990. Mr. Rice designs and conducts geological and engineering studies, materials processing studies, and environmental control studies for client firms and organizations. These have included Anglo American Gold, DeBeers, Citicorp, Behre Dolbear-Riverside, Colorado Division of Mined Land Reclamation and Rio Tinto. He has developed specialized engineering and mathematical modeling software, components, and complete systems for process automation. Mr. Rice has authored several articles in Mining Engineering magazine and was Associate Editor of several publications, including "Mining Engineering Handbook," "Practical Placer Mining," and "Surface Mining Handbook."  Mr. Rice is a Registered Professional Engineer and Registered Member of the Society for Mining, Metallurgy, and Exploration, and a member in good standing of the American Association for the Advancement of Science (AAAS), Colorado Engineering Council (CEC), Geological Society of America (GSA), Sigma Xi Scientific Research Society, and Society of Economic Geologists.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended November 30, 2009, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

We have adopted a written Code of Ethics which we filed on March 2, 2009 as an exhibit to our annual report on Form 10-K for the fiscal year ended November 30, 2008.  We believe our executive officers conduct themselves honestly and ethically with respect to our business affairs.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Audit Committee

Presently, we have no standing audit committee or designated audit committee financial expert.

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended November 30, 2009 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Mark Klok	2009	$ —	$ —	$ —	$ —
President, Secretary,	2008	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (1)

Natalee Bannister	2009	$ —	$ —	$ 16,000	$16,000
President, Secretary,	2008	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (2)

Lee Rice	2009	$ —	$ —	$ —	$ —
President, Secretary,	2008	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (3)

Tareq Hinawy	2009	$ —	$ —	$ —	$ —
President, Secretary,	2008	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (4)

Robert Howie	2009	$ —	$ —	$ —	$ —
Chief Operating	2008	$ —	$ —	$ —	$ —
Officer (5)

(1) Appointed November 9, 2009.
(2) Appointed July 31, 2010.  Resigned on February 3, 2010.
(3) Appointed October 9, 2009.  Replaced as CEO on November 9, 2009.
(4) Appointed September 21, 2007.  Resigned on July 31, 2009.
(5) Appointed November 9, 2009.

Each of our officers and directors are entitled to receive a monthly fee of $4,000.00 per month.  None of our officers or directors has ever had a written agreement with the Company.  Other than the foregoing, there is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year.  We did not grant any equity awards to our Named Executive Officers or directors during 2009 or 2008.

Director Compensation

Each of our officers and directors is entitled to a monthly fee of $4,000.00 per month.  If we retain additional officers or directors in the future, we reserve the right to compensate them in accordance with industry standards as may be determined by our Board of Directors.  All directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 12, 2010, there are a total of 61,680,000 shares of our common stock outstanding, and 14,000,000 shares of our preferred stock outstanding.  Holders of our preferred shares are able to convert into an aggregate of 56,000,000 shares and are able to vote together with holders of our common shares on an as-converted basis. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 110 Wall Street, 11th Floor, New York, NY 10005.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class(1)
Opiuchus Holdings, Inc.(2)	66,000,000	56.08%
Mark Klok(3)	66,000,000	56.08%
Mexican Hunter S.A. (4)	10,000,000	16.21%
Robert Howie(5)	10,000,000	16.21%
Lee Rice(6)	-	-
Alexander DeRoberts(7)	4,000,000	7.74%
Arthur Hummler, Jr. (8)	4,000,000	7.74%
Erika Dantas Oliveira(9)	4,000,000	7.74%
Craig Olivas(10)	4,000,000	7.74%
Randall Whitney(11)	4,000,000	7.74%
All directors and officers as a group (3 persons)	66,000,000	56.08%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 61,680,000 shares of common stock outstanding as of March 12, 2010, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Principal shareholder of the Company.  Includes 14,000,000 shares of preferred stock held directly which is convertible into 56,000,000 shares of common stock.  Also includes 10,000,000 shares of common stock held directly by Mexican Hunter S.A., a corporation in which Opiuchus Holdings, Inc. is a principal shareholder.

(3) Chief Executive Officer, Secretary, and Treasurer of the Company.  Includes 14,000,000 shares of preferred stock held directly by Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mr. Klok.  These shares of preferred stock are convertible into an aggregate of 56,000,000 shares of common stock.  Also includes 10,000,000 shares of common stock held directly by Mexican Hunter S.A., a corporation in which Opiuchus Holdings, Inc. is a principal shareholder.

(4) Principal Shareholder of the Company.  Includes 10,000,000 shares of common stock held directly.

(5) Chief Operating Officer and Director of the Company.  Includes 10,000,000 shares of common stock held directly by Mexican Hunter S.A., a corporation in which Mr. Howie is a principal shareholder.

(6) Independent Director of the Company.

(7) Principal Shareholder of the Company.  Includes 4,000,000 shares of common stock held directly.

(8) Principal Shareholder of the Company.  Includes 4,000,000 shares of common stock held directly.

(9) Principal Shareholder of the Company.  Includes 4,000,000 shares of common stock held directly.

(10) Principal Shareholder of the Company.  Includes 4,000,000 shares of common stock held directly.

(11) Principal Shareholder of the Company.  Includes 4,000,000 shares of common stock held directly.

Changes in Control

On February 10, 2010, the Company experienced a change of control.  Opiuchus Holdings, Inc., a New York Corporation owned and controlled by Mark Klok, an executive officer and director of the Company, purchased 48,000,000 shares of restricted common stock from an existing shareholder of the Company in a private transaction giving Mr. Klok voting control of the Company.  As a result of this purchase Opiuchus Holdings and Mr. Klok held, on the date of such acquisition, a beneficial interest in 48,000,000 shares of the Company’s common stock, representing 60.24% of all common shares then outstanding.

On March 3, 2010, we converted and exchanged all 48,000,000 shares of common stock held by Opiuchus Holdings, Inc., into 14,000,000 shares of our preferred stock (“Preferred Shares”).  The Preferred Shares are convertible into 56,000,000 shares of common stock at the discretion of the holder.  The conversion and issuance was approved by a majority of the disinterested directors of the Company.  Based upon the number of shares outstanding at March 5, 2010, Opiuchus Holdings and Mark Klok hold a beneficial interest in 52.01% of the outstanding voting securities of the Company on an as-converted basis.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On February 10, 2010, the Company experienced a change of control.  Opiuchus Holdings, Inc., a New York Corporation owned and controlled by Mark Klok, an executive officer and director of the Company, purchased 48,000,000 shares of restricted common stock from an existing shareholder of the Company in a private transaction giving Mr. Klok voting control of the Company.  As a result of this purchase Opiuchus Holdings and Mr. Klok held, on the date of such acquisition, a beneficial interest in 48,000,000 shares of the Company’s common stock, representing 60.24% of all common shares then outstanding.

On March 3, 2010, we converted and exchanged all 48,000,000 shares of common stock held by Opiuchus Holdings, Inc., into 14,000,000 shares of our preferred stock (“Preferred Shares”).  The Preferred Shares are convertible into 56,000,000 shares of common stock at the discretion of the holder.  The conversion and issuance was approved by a majority of the disinterested directors of the Company.  Based upon the number of shares outstanding at March 12, 2010, Opiuchus Holdings and Mark Klok hold a beneficial interest in 56.08% of the outstanding voting securities of the Company on an as-converted basis.

As further described above, on March 12, 2010, we acquired the Los Tres Machos and Zuna gold and silver mining concessions in Mexico (collectively, the “Concessions”).  In exchange for these Concessions, we undertook to provide certain exploration services and to facilitate the production of a NI 43-101 or equivalent valuation report regarding the same.  In addition, we issued 10,000,000 shares of restricted common stock to Mexican Hunter Exploration S.A. (“MHE”), the previous owner of the concessions.  MHE is a corporation organized under the laws of the Republic of Mexico and is owned and controlled by Robert Howie and Mark Klok, each of whom are executive officers and members of the Company’s Board of Directors.  Mr. Klok is also the controlling shareholder of the Company.  The transaction and issuance was approved by a majority of the disinterested directors of the Company.

We have not adopted any policies regarding related party transactions.

Director Independence

Lee Rice, a member of our Board of Directors, is considered by us to be “independent” inasmuch as he is not an executive officer of the Company, does not hold a beneficial interest in more than 10% of the Company’s voting securities, and is not related to any executive officer or director of the Company.  We have not established any board committees.  We hope in the future to add at least one more independent director and establish one or more board committees, especially an audit committee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed by our independent registered accounting firm, Michael T. Studer CPA, P.C. for the last two fiscal years:

	2009	2008
Audit Fees	$39,800	$10,800
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$39,800	$10,800

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company.  All services of the independent registered accounting firm reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our report on Form 8-K filed on December 23, 2009)
3.3	Bylaws (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark Klok.

*  filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Mark Klok
Dated: March 15, 2010	By: Mark Klok, President, Secretary, Treasury, Chief Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Mark Klok	President, Secretary,	March 15, 2010
Mark Klok	Treasurer, Chief Financial Officer and Director

/s/ Robert Howie	Director	March 15, 2010
Robert Howie

/s/ Lee Rice	Director	March 15, 2010
Lee Rice