Form 10-Q
period 2010-02-28
Alto Group Holdings Inc.
filed 2010-04-19
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-53592

ALTO GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0686507 (I.R.S. Employer Identification No.)

10757 South River Front Parkway, Suite 125, South Jordan, UT 84095 (Address of principal executive offices) (Zip Code)

(801) 816-2520 (Registrant's telephone number, including area code)

110 Wall Street, 11th Floor, New York, NY 10005
(212) 709-8036 (Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

As of March 31, 2010 there were 61,680,000 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Financial Statements of the Company are prepared as of February 28, 2010.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
BALANCE SHEETS

ASSETS
	February 28,	November 30,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$575	$575

Total Current Assets	575	575

OTHER ASSETS

Mineral property acquistion costs, less reserve
for impairment of $6,500	-	-

Total Other Assets	-	-

TOTAL ASSETS	$575	$575

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$14,683	$8,886
Due to related parties	40,539	28,539

Total Current Liabilities	55,222	37,425

TOTAL LIABILITIES	55,222	37,425

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 100,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 79,680,000 shares issued, and outstanding	997	797
Additional paid-in capital	2,291,009	91,209
Deficit accumulated during the exploration stage	(2,346,653)	(128,856)

Total Stockholders' Deficit	(54,647)	(36,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$575	$575

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			on September 21,
	For the Three Months Ended		2007 Through
	February 28,		February 28,
	2010	2009	2010

NET REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration and carrying costs	-	-	2,625
Consulting services	2,212,000	-	2,212,000
Professional fees	5,797	-	5,797
General and administrative	-	10,571	101,331
Donated services	-	2,400	18,400
Impairment of mineral property
acquisition costs	-	-	6,500

Total Operating Expenses	2,217,797	12,971	2,346,653

LOSS FROM OPERATIONS	(2,217,797)	(12,971)	(2,346,653)

OTHER INCOME (EXPENSES)

Interest expense	-	-	-

Total Other Income (Expenses)	-	-	-

LOSS BEFORE INCOME TAXES	(2,217,797)	(12,971)	(2,346,653)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(2,217,797)	$(12,971)	$(2,346,653)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.03)	$(0.00)

Weighted average shares outstanding	81,013,333	79,680,000

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period from Inception (September 21, 2007) to November 30, 2009

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Balance at Inception on
September 21, 2007	-	$-	$-	$-	$-	$-

Common shares sold for cash
at $0.00125 per share	48,000,000	480	5,520	-	-	6,000

Common shares sold for cash
at $0.00125 per share	31,680,000	317	39,283	(4,500)	-	35,100

Donated services and expenses	-	-	2,400	-	-	2,400

Net loss for the year ended
November 30, 2007	-	-	-	-	(5,772)	(5,772)

Balance, November 30, 2007	79,680,000	797	47,203	(4,500)	(5,772)	37,728

Common stock subscriptions collected	-	-	-	4,500	-	4,500

Donated services and expenses	-	-	9,600	-	-	9,600

Net loss for the year ended
November 30, 2008	-	-	-	-	(64,689)	(64,689)

Balance, November 30, 2008	79,680,000	797	56,803	-	(70,461)	(12,861)

Donated services and expenses	-	-	6,400	-	-	6,400

Forgiveness of due to related party by
then majority stockholder on
September 15, 2009	-	-	28,006	-	-	28,006

Net loss for the year ended
November 30, 2009	-	-	-	-	(58,395)	(58,395)

Balance, November 30, 2009	79,680,000	797	91,209	-	(128,856)	(36,850)

Common stock issued for
services (unaudited)	20,000,000	200	2,199,800	-	-	2,200,000

Net loss for the quarter ended
February 28, 2010 (unaudited)	-	-	-	-	(2,217,797)	(2,217,797)

Balance, February 28, 2010 (unaudited)	99,680,000	$997	$2,291,009	$-	$(2,346,653)	$(54,647)

The accompanying notes are an integral part of these finanical statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			on September 21,
	For the Three Months Ended		2007 Through
	February 28,		February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,217,797)	$(12,971)	$(2,346,653)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock issued for services	2,200,000	-	2,200,000
Donated services and expenses	-	2,400	18,400
Impairment of mineral property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,797	1,373	14,683
Accrued consulting fees and expenses due to
related parties	12,000	-	40,539

Net Cash Used by Operating Activities	-	(9,198)	(66,531)

CASH FLOWS FROM INVESTING ACTIVITIES:

Mineral property acquisition costs	-	-	(6,500)

Net Cash Used by Investing Activities	-	-	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in due to related party	-	9,994	28,006
Proceeds from sale of common stock	-	-	45,600

Net Cash Provided by Financing Activities	-	9,994	73,606

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	796	575

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	575	1,110	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$575	$1,906	$575

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash financing activity:
Forgiveness of due to related party by
then majority stockholder on
September 15, 2009	$-	$-	$28,006
Stock issued for services	$2,200,000	$-	$2,200,000

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a total stockholders’ deficit of $54,647 and has accumulated losses of $2,346,653 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 15, 2010.  Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results to be expected for the year ending November 30, 2010.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

NOTE 3-  RELATED PARTY BALANCES / TRANSACTIONS

Due to related parties consist of:
	February 28, 2010	November 30, 2009
Accrued consulting fees and expenses due to former (from July31, 2009 to February 3, 2010) director	$20,539	$20,539
Accrued consulting fees and expenses due to former (from October 9, 2009 to January 28, 2010) director	8,000	8,000
Accrued consulting fees due to current directors	12,000	-
Total	$40,539	$28,539

The above debt is unsecured, non-interest bearing, and has no specific terms of repayment.

On September 15, 2009, the former (from inception to February 10, 2010) majority stockholder forgave the then $28,006 balance due him. This forgiveness has been recorded as a capital contribution in the accompanying statements of stockholders’ equity (deficit).

During the three months ended February 28, 2010, the Company recognized a total of $2,400 for donated management services at $800 per month provided by the former (from inception to February 10, 2010) majority stockholder and former (from inception to July 31, 2009) sole director of the Company.

During the three months ended February 28, 2010, the Company accrued $12,000 in consulting fees due to three directors of the Company to consulting agreements (Note 6).

NOTE 4 -  COMMON STOCK

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

On February 22, 2010 the Company entered into consulting agreements with five individuals (the “S-8 Consultants”) which provide for the S-8 Consultants to provide certain consulting services to the Company through March 31, 2010 and issued each of the S-8 Consultants, 4,000,000 shares of Company common stock (20,000,000 shares total).

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

NOTE 5 -  INCOME TAXES

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before taxes follows:

	For the three months ended February 28, 2010		For the three months ended February 28, 2009	September 21, 2007 (Date of Inception) to February 28, 2010

Income tax recovery at statutory rate	$754,051		$4,414	$797,862

Non- deductible stock-based compensation	(748,000)		-	(748,000)

Non-deductible donated services		-	(816)	(6,256)

Valuation allowance change	(6,051)		(3,598)	(43,606)

Provision for income taxes	$–		$–	$–

The components of the net deferred tax asset consist of:

	February 28, 2010	February 28, 2009

Net operating loss carry-forward	$43,606	$37,555

Valuation allowance	(43,606)	(37,555)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At February 28, 2010, the Company has a net operating loss carry-forward of $116,507 which expires $3,372 in 2027, $55,089 in 2028, $51,995 in 2029 and $6,051 in 2030. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 -  CONTINGENCIES

On February 1, 2010, the Company entered into agreements with three directors of the Company for consulting services to the Company at $4,000 per month each for a period of one year ($144,000 total).

On February 1, 2010, the Company entered into consulting agreements with two individuals for consulting services to the Castle Peak joint venture which provided for payments totaling $156,000 over the one year term of the agreements.  As the Castle Peak joint venture did not materialize, the agreements are void and the Company is no longer liable to pay for the consulting services.

On March 15, 2010, we received notice that our joint venture agreement with Castle Peak Mining Ltd. (“Castle Peak”) had been terminated.  The agreement with Castle Peak concerned certain mining concessions in Ghana, West Africa and contained various obligations of the Company to provide phased financing for exploration and development of these concessions.  The joint venture agreement also provided for the issuance of 322,000 restricted shares of common stock.  As of March 15, 2010, these shares had not been issued.  Further, the joint venture agreement was to be approved by the Ghana Government Minerals Commission, which had not yet occurred.

NOTE 7 -  SUBSEQUENT EVENTS

On March 3, 2010, the Company approved the designation of 20,000,000 shares of Preferred Stock as Series A Preferred Stock and the conversion of 48,000,000 shares of Company common stock owned by Opiuchus Holdings, Inc., a company controlled by Mark Daniel Klok (chief executive officer of the Company since November 9, 2009), into 14,000,000 shares of Series A

Preferred Stock.  Each share of Series A Preferred Stock is convertible into 4 shares of common stock and has voting rights, dividend rights, and liquidation rights on an “as converted basis”.

On March 12, 2010, the Company executed an Asset Purchase Agreement with Mexican Hunter Explorations S.A. de C.V., a corporation organized under the laws of Mexico (“MHE”), to acquire two gold and silver mining concessions known as “Los Tres Machos” and “Zuna” in Jalisco, in the state of Guadalahara, Mexico in exchange for 10,000,000 newly issued restricted shares of Company common stock.  MHE is owned and controlled by Mark Daniel Klok and Robert Howie, each of whom are executive officers and directors of the Company.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operation.

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

Plan of Operation

We were incorporated in the State of Nevada on September 21, 2007.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 10757 South River Front Parkway, Suite 125, South Jordan, Utah 84095. Our telephone number is (801) 816-2520.

We hold rights to certain mineral interests in Mexico and seek to acquire additional interests in mineral holdings in Mexico as well as the United States, South America, and Africa.  If we are able to successfully develop the interests we own and acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.

On March 12, 2010, we acquired two gold and silver mining concessions in Mexico.  “Los Tres Machos” (the three mules) and “Zuna” are both located in Jalisco in the state of Guadalajara, Mexico.  The Los Tres Machos concession relates to mining claims dating back over 100 years and covers 1,000 hectares of staked and sampled mineral lands owned by the Republic of Mexico.  This concession also allows for open pit excavation.   The Zuna concession covers 750 hectares of staked and sampled mineral lands.  With respect to each of these newly-acquired concessions, a geological summary was prepared in 2007 describing their characteristics, physiography, and initial sampling results from each site.  We intend to conduct exploration activities with the objective of obtaining separate NI 43101 or equivalent valuation reports estimating the value of gold and silver deposits held therein.

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

Liquidity and Capital Resources

As of February 28, 2010, our working capital deficit of $54,647 was comprised of total current assets of $575 consisting of cash and cash equivalents, and total current liabilities of $55,222. This represents a decrease in working capital of $17,797 compared to the deficit of $36,850 as of the first quarter ended February 28, 2009.  While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next fiscal year.  Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, joint venture or sale of assets, and ultimately attaining profitable operations. We cannot provide that we will be able to successfully complete any one of these activities.

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

Net cash used in operating activities was $-0- during the quarter ended February 28, 2010, compared to $9,198 during the quarter ended February 28, 2009.  During the quarter ended February 28, 2010, we incurred a net loss of $2,217,797.  The entire loss was the result of non-cash transactions.  During the quarter ended February 28, 2010, the company issued 20,000,000 shares of Company common stock for consulting services with five individuals.  The Company recorded consulting expenses of $2,212,000 based on the market value of the stock at the time of stock issuance.  In addition, accounts payable and accrued expenses increased by $5,797 during the quarter ended February 28, 2010.  By comparison, during the quarter ended February 28, 2009, we incurred a net loss of $12,971 and reported an increase in accounts payable and accrued expenses of $1,373.  Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the quarters ended February 28, 2010 and 2009, the Company did not receive or use funds in its investing activities.

Net cash provided by financing activities during the quarter ended February 28, 2010, was $-0-, compared to $9,994 during the quarter ended February 28, 2009.  During the first quarter ended February 28, 2010, we received proceeds of $-0- in the form or loans from a related party compared to $9,994 during the quarter ended February 28, 2009.

Events Subsequent to Quarter End

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

Termination of Rights to Mineral Concessions in Ghana.  On March 15, 2010, we received notice that our joint venture agreement with Castle Peak Mining Ltd. (“Castle Peak”) had been terminated.  The agreement with Castle Peak concerned certain mining concessions in Ghana, West Africa and contained various obligations of the Company to provide phased financing for exploration and development of these concessions.  The joint venture agreement also provided for the issuance of 322,000 restricted shares of common stock.  As of March 15, 2010, these shares had not been issued.  Further, the joint venture agreement was to be approved by the Ghana Government Minerals Commission, which had not yet occurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b) There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

Item 1A. Risk Factors

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

The report of our independent accountants on our financial statements for the year ended  November 30, 2009 includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the substantial losses we incurred for the years ended November 30, 2009 and 2008 and the period from inception (September 21, 2007) to November 30, 2009; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation. From inception to February 28, 2010, we have accumulated significant losses.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at February 28, 2010 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

Director’s Liability Limited. The Nevada Business Corporation Act excludes personal liability of directors for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against directors than otherwise would be the case. This provision does not affect the liability of any directors under federal of applicable state securities laws.

Risks Related to Our Common Stock

A small number of existing shareholders own a majority of our voting stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 56.08% of our common stock as of March 31, 2010.  Moreover, our Chief Executive Officer, Mark Klok, beneficially holds 10,000,000 shares of common stock and 14,000,000 shares of preferred stock which are convertible into 56,000,000 shares of our common stock.  Because holders of our preferred stock may vote together with holders of our common stock on all matters which our stockholders may vote, Mr. Klok holds a majority of the voting shares of the Company and may unilaterally determine the election of our board of directors and, therefore, the direction of our business.  Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, Mr. Klok will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

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

Item 2.  Unregistered Sales of Equity Securities

On March 12, 2010, the Company issued 10,000,000 shares of restricted stock to acquire certain assets of Mexican Hunter Exploration S.A. (“MHE”), a company engaged in mining exploration and development in Mexico.  The sole recipient of the shares in connection in connection of the acquisition was an accredited investor as such term is defined under Rule 501 of the Securities Act of 1933. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the acquisition was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On March 3, 2010, the Company approved the creation of Class “A” shares of restricted Preferred Stock (“Preferred Shares”).  The Company approved the surrender, conversion and exchange of 48,000,000 shares of restricted common stock purchased on February 10, 2010, by Mark Klok, an executive officer and director of the Company, into 14,000,000 Preferred Shares.  Mr. Klok is an accredited investor as such term is defined under Rule 501 of the Securities Act of 1933. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of Preferred Shares was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

ALTO GROUP HOLDINGS, INC.

/s/ Mark Klok
Dated: April 14, 2010	By: Mark Klok, President, Secretary, Treasury, Chief Financial Officer and Director