Form 10-Q
period 2010-05-31
Alto Group Holdings Inc.
filed 2010-07-20
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer [ ]                                                                                                     Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

As of May 31, 2010 there were 75,013,332 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Financial Statements of the Company are prepared as of May 31, 2010.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
BALANCE SHEETS

ASSETS
	May 31,	November 30,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$409	$575

Total Current Assets	409	575

OTHER ASSETS

Mining assets	45,500	-
Mineral property acquistion costs, less reserve
for impairment of $6,500	-	-

Total Other Assets	45,500	-

TOTAL ASSETS	$45,909	$575

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$86,211	$8,886
Due to related parties	84,539	28,539
Notes payable	5,500	-

Total Current Liabilities	176,250	37,425

TOTAL LIABILITIES	176,250	37,425

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares
authorized, 14,000,000 and none issued,
and outstanding, respectively	140	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 75,013,332 and 79,680,000 shares issued
and outstanding, respectively	750	797
Additional paid-in capital	2,736,616	91,209
Deficit accumulated during the exploration stage	(2,867,847)	(128,856)

Total Stockholders' Deficit	(130,341)	(36,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,909	$575

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					on September 21,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010

NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration and carrying costs	-	-	-	-	2,625
Consulting services	336,000	-	2,548,000	-	2,548,000
Professional fees	177,283	-	183,080	-	183,080
General and administrative	7,839	4,376	7,839	14,947	109,170
Donated services	-	2,400	-	4,800	18,400
Impairment of mineral property
acquisition costs	-	-	-	-	6,500

Total Operating Expenses	521,122	6,776	2,738,919	19,747	2,867,775

LOSS FROM OPERATIONS	(521,122)	(6,776)	(2,738,919)	(19,747)	(2,867,775)

OTHER INCOME (EXPENSES)

Interest expense	(72)	-	(72)	-	(72)

Total Other Income (Expenses)	(72)	-	(72)	-	(72)

LOSS BEFORE INCOME TAXES	(521,194)	(6,776)	(2,738,991)	(19,747)	(2,867,847)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(521,194)	$(6,776)	$(2,738,991)	$(19,747)	$(2,867,847)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding	63,680,000	79,680,000	72,251,428	79,680,000

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the period from Inception (September 21, 2007) to May 31, 2010

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at Inception on
September 21, 2007	-	$-	-	$-	$-	$-	$-	$-

Common shares sold for cash
at $0.000125 per share	-	-	48,000,000	480	5,520	-	-	6,000

Common shares sold for cash
at $0.00125 per share	-	-	31,680,000	317	39,283	(4,500)	-	35,100

Donated services and expenses	-	-	-	-	2,400	-	-	2,400

Net loss for the year ended
November 30, 2007	-	-	-	-	-	-	(5,772)	(5,772)

Balance, November 30, 2007	-	-	79,680,000	797	47,203	(4,500)	(5,772)	37,728

Common stock subscriptions collected	-	-	-	-	-	4,500	-	4,500

Donated services and expenses	-	-	-	-	9,600	-	-	9,600

Net loss for the year ended
November 30, 2008	-	-	-	-	-	-	(64,689)	(64,689)

Balance, November 30, 2008	-	-	79,680,000	797	56,803	-	(70,461)	(12,861)

Donated services and expenses	-	-	-	-	6,400	-	-	6,400

Forgiveness of due to related party by
then majority stockholder on
September 15, 2009	-	-	-	-	28,006	-	-	28,006

Net loss for the year ended
November 30, 2009	-	-	-	-	-	-	(58,395)	(58,395)

Balance, November 30, 2009	-	-	79,680,000	797	91,209	-	(128,856)	(36,850)

Conversion of common stock
to preferred stock A (unaudited)	14,000,000	140	(48,000,000)	(480)	340	-	-	-

Common stock issued for acquisition
of mining assets (unaudited)	-	-	10,000,000	100	45,400	-	-	45,500

Common stock issued for
services (unaudited)	-	-	33,333,332	333	2,599,667	-	-	2,600,000

Net loss for the six months ended
May 31, 2010 (unaudited)	-	-	-	-	-	-	(2,738,991)	(2,738,991)

Balance, May 31, 2010 (unaudited)	14,000,000	$140	75,013,332	$750	$2,736,616	$-	$(2,867,847)	$(130,341)

The accompanying notes are an integral part of these finanical statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			on September 21,
	For the Six Months Ended		2007 Through
	May 31,		May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,738,991)	$(19,747)	$(2,867,847)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock issued for services	2,600,000	-	2,600,000
Donated services and expenses	-	4,800	18,400
Impairment of mineral property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	77,325	4,442	86,211
Accrued consulting fees and expenses due to
related parties	56,000	-	84,539

Net Cash Used by Operating Activities	(5,666)	(10,505)	(72,197)

CASH FLOWS FROM INVESTING ACTIVITIES:

Mineral property acquisition costs	-	-	(6,500)

Net Cash Used by Investing Activities	-	-	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in due to related party	-	10,043	28,006
Proceeds from notes payable	5,500		5,500
Proceeds from sale of common stock	-	-	45,600

Net Cash Provided by Financing Activities	5,500	10,043	79,106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(166)	(462)	409

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	575	1,110	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$409	$648	$409

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash financing activity:
Forgiveness of due to related party by
then majority stockholder on
September 15, 2009	$-	$-	$28,006
Stock issued for services	$2,600,000	$-	$2,600,000
Stock issued for acquistion of mining assets	$45,500	$-	$45,500

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has accumulated losses of $2,867,847 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 15, 2010.  Operating results for the six months ended May 31, 2010 are not necessarily indicative of the results to be expected for the year ending November 30, 2010.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)

NOTE 3 -  RELATED PARTY BALANCES / TRANSACTIONS

Due to related parties consist of:
	May 31, 2010	November 30, 2009
Accrued consulting fees and expenses due to former (from July 31, 2009 to February 3, 2010) director	$20,539	$20,539
Accrued consulting fees and expenses due to former (from October 9, 2009 to January 28, 2010) director	8,000	8,000
Accrued consulting fees and expenses due to current directors	56,000	-
Total	$84,539	$28,539

The above debt is unsecured, non-interest bearing, and has no specific terms of repayment.

On September 15, 2009, the former (from inception to February 10, 2010) majority stockholder forgave the then $28,006 balance due him. This forgiveness has been recorded as a capital contribution in the accompanying statements of stockholders’ equity (deficit).

During the six months ended May 31, 2009, the Company recognized a total of $4,800 for donated management services at $800 per month provided by the former (from inception to February 10, 2010) majority stockholder and former (from inception to July 31, 2009) sole director of the Company.

During the six months ended May 31, 2010, the Company accrued $48,000 in consulting fees due to the three directors of the Company pursuant to consulting agreements (Note 6).

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

On February 22, 2010 the Company entered into consulting agreements with five individuals (the “S-8 Consultants”) which provide for the S-8 Consultants to provide certain consulting services to the Company through March 31, 2010 and issued each of the S-8 Consultants, 4,000,000 shares of Company common stock (20,000,000 shares total).  The $2,200,000

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)

NOTE 4 -  COMMON STOCK (continued)

estimated fair value of the 20,000,000 shares was charged to operations in the three months ended February 28, 2010.

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

On March 12, 2010, the Company executed an Asset Purchase Agreement with Mexican Hunter Explorations S.A. de C.V., a corporation organized under the laws of Mexico (“MHE”), to acquire two gold and silver mining concessions known as “Los Tres Machos” and “Zuna” in Jalisco, in the state of Guadalahara, Mexico in exchange for 10,000,000 newly issued restricted shares of Company common stock.  MHE is owned and controlled by Mark Daniel Klok and Robert Howie, each of whom are executive officers and directors of the Company.  Accordingly, the mining assets and related addition to stockholders’ equity has been reflected at the transferor’s historical cost of the mining assets.

On May 19, 2010, the Company issued 13,333,332 shares of common stock to four officers and directors for certain consulting services rendered to the Company.  The $400,000 estimated fair value of the 13,333,332 shares was charged to operations in the three months ended May 31, 2010.

NOTE 5 -  INCOME TAXES

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before taxes follows:

	For the six months ended May 31, 2010		For the six months ended May 31, 2009	September 21, 2007 (Date of Inception) to May 31, 2010

Income tax recovery at statutory rate	$931,257		$6,714	$975,068

Non- deductible stock-based compensation	(884,000)		-	(884,000)

Non-deductible donated services		-	(1,632)	(6,256)

Valuation allowance change	(47,257)		(5,082)	(84,812)

Provision for income taxes	$–		$–	$–

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)

NOTE 5 -  INCOME TAXES (continued)

The components of the net deferred tax asset consist of:

	May 31, 2010	November 30, 2009

Net operating loss carry-forward	$84,812	$37,555

Valuation allowance	(84,812)	(37,555)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At May 31, 2010, the Company has a net operating loss carry-forward of $249,447 which expires $3,372 in 2027, $55,089 in 2028, $51,995 in 2029 and $138,991 in 2030. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

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

On March 15, 2010, we received notice that our joint venture agreement with Castle Peak Mining Ltd. (“Castle Peak”) had been terminated.  The agreement with Castle Peak concerned certain mining concessions in Ghana, West Africa and contained various obligations of the Company to provide phased financing for exploration and development of these concessions.  The joint venture agreement also provided for the issuance of 322,000 restricted shares of common stock.  As of May 31, 2010, these shares had not been issued.  Further, the joint venture agreement was to be approved by the Ghana Government Minerals Commission, which had not yet occurred.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)

NOTE 7 -  SUBSEQUENT EVENTS

On June 7, 2010, the Company issued a promissory note to an investor in the aggregate principal amount of $22,000 (“Note”).  The Note matures 180 days from the date of issuance and bears interest at the rate of 12% per annum.  The proceeds of the Note were used for general corporate purposes.

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

Liquidity and Capital Resources

As of May 31, 2010, the Company’s primary source of liquidity consisted of $409 in cash held in local checking accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.  While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

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

Net cash used in operating activities was $5,666 during the six months ended May 31, 2010, compared to $10,505 during the six months ended May 31, 2009.  During the six months ended May 31, 2010, we incurred a net loss of $2,738,991.  Most of the loss was the result of non-cash transactions.  During the six months ended May 31, 2010, the company issued 33,333,332 shares of Company common stock for consulting services with nine individuals.  The Company recorded consulting expenses of $2,600,000 based on the market value of the stock at the time of stock issuance.  In addition, accounts payable and accrued expenses increased by $77,325 during the six months ended May 31, 2010.  By comparison, during the six months ended May 31, 2009, we incurred a net loss of $19,747 and reported an increase in accounts payable and accrued expenses of $4,442.  Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the six months ended May 31, 2010 and 2009, the Company did not receive or use funds in its investing activities.

Net cash provided by financing activities during the six months ended May 31, 2010, was $5,500, compared to $10,043 during the six months ended May 31, 2009.

Events Subsequent to Quarter End

On June 7, 2010, the Company issued a promissory note to an investor in the aggregate principal amount of $22,000 (“Note”).  The Note matures 180 days from the date of issuance and bears interest at the rate of 12% per annum.  The proceeds of the Note were used for general corporate purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b) There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The report of our independent accountants on our financial statements for the year ended  November 30, 2009 includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the substantial losses we incurred for the years ended November 30, 2009 and 2008 and the period from inception (September 21, 2007) to November 30, 2009; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation. From inception to May 31, 2010, we have accumulated significant losses.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at May 31, 2010 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

Risks Related to Our Common Stock

A small number of existing shareholders own a majority of our voting stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 50.33% of our common stock on a fully-diluted basis as of May 31, 2010.  Moreover, our Chief Executive Officer, Mark Klok, beneficially holds 10,000,000 shares of common stock and 14,000,000 shares of preferred stock which are convertible into 56,000,000 shares of our common stock.  Because holders of our preferred stock may vote together with holders of our common stock on all matters which our stockholders may vote, Mr. Klok holds approximately 47% of the voting shares of the Company and, together with a small number of shareholders, may determine the election of our board of directors and, therefore, the direction of our business.  Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, Mr. Klok and a limited number of other individuals may be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

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

Item 2.  Unregistered Sales of Equity Securities

On June 7, 2010, the Company issued a promissory note to an investor in the aggregate principal amount of $22,000 (“Note”).  The purchaser of the Note was an accredited investor as such term is defined under Rule 501 of the Securities Act of 1933. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of the Note to the investor was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our report on Form 8-K filed on December 23, 2009)
3.3	Bylaws (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

*  filed herewith

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Chene Gardner
Dated: July 15, 2010	By: Chene Gardner, Chief Financial Officer and Director