Form 10-K
period 2010-11-30
Alto Group Holdings Inc.
filed 2011-03-16
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-53592

ALTO GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0686507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue Suite 2431, New York, NY	10167
(Address of principal executive offices)	(Zip Code)

(212) 803-8187
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

The registrant has previously filed a registration statement on Form 8-A relating to the registration of its common stock, par value $0.00001 per share

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

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Alto Group Holdings, Inc. held by non-affiliates as of February 15, 2011 was $3,533,600.

As of March 15, 2011 there were 274,013,332 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    BUSINESS.

Organization

Company Information.  Alto Group Holdings, Inc. (sometimes referred to herein as “Alto,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on September 21, 2007.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 245 Park Avenue, Suite 2431, New York, NY 10167. Our telephone number is (212) 803-8187.

Vision, Mission, and Goals.  We believe that the price of precious metals, ores and other commodities will continue to move higher over the long term, commensurate with increases in aggregate world demand and a sustained decline in the U.S. dollar resulting from looming inflation and unsustainable government debt levels.  We expect these trends will drive investors to include more traditional "safe haven" investments in their portfolios, consisting of gold, precious metals and natural resource commodities.  We seek to explore, develop and produce mineral resources in favorable jurisdictions where exploration and exploitation is promoted by governments in mining "friendly" territories.  In the short-term, we intend to identify, explore and develop concessions such that a resource calculation can be made under compliant engineering standards. Our near term goals include obtaining a series of studies from third-party engineers to “prove up” deposits in which we have an interest as financially viable, mineable ventures.  Our mid-term goals include moving the Company into a production phase through organic growth, by acquisition, or in partnership with existing producers and ultimately creating an inviting target for merger or acquisition by one of the world's top majors.

Mining Concessions and Interests

We hold rights to certain mineral interests in Mexico and Africa, and seek to acquire additional interests in mineral holdings in these regions as well as in South America.  If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.  The following is a summary of these various interests:

Los Tres Machos.  On March 12, 2010, we acquired “Los Tres Machos” (the three mules) a gold and silver mining concession located in Jalisco in the state of Guadalajara, Mexico.  The Los Tres Machos concession covers 1,000 hectares of staked and sampled mineral lands owned by the Republic of Mexico.  This concession also allows for open pit excavation.  The property is easily accessible by all weather-surfaced roads from Huejuquilla.  Electrical power is available from the national grid situated close at hand. Water is abundant in nearby streams and rivers, which is an important factor for future production infrastructure needed on commercial scale.  A skilled labor pool is also available in the area walking distance from the mine site and there are approximately 50 mining companies currently in the surrounding region.

Substantial mining activities dating back hundreds of years have taken place in the region and within the area represented by the Los Tres Machos concession.  Within the concession, there are 15 shafts of varying depths showing high-grade ore.  During the period of Spanish conquest, these shafts were dug by hand using steel and the old methods of utilizing heat and cold water to fracture the rock.

Between December 2005 and May 2006, Mexican Hunter Exploration S.A. de C.V. (“MHE”), carried out field and geological work and commissioned extensive assay testing utilizing both Mexican and Canadian assay labs to re-confirm accrete results.  At present the Company has calculated a possible resource on this property of 300,000,000 tons grading 1.00 gram of Au per ton and 100 grams of Ag per ton, although a NI 43-101 assessment has not yet been produced.  We believe that this property could be a world-class open pit mine with no stripping required producing as much as 10 million ounces of gold and 1 billion ounces of silver.  In March 2010, MHE sold its rights to the Los Tres Machos concession to the Company as described further in this Memorandum.

The Company plans to complete mapping, geo-chemical, geological, drilling and a NI 43-101 geological report on the Los Tres Machos gold and silver mines.  The core-drilling program, which will be started early this year, will begin to make the reserves bankable on an institutional level.  The total budget is estimated at $700,000. The Company has also staked an additional 500 hectares around Los Tres Machos for additional expansion of the exploration program planned.

Zuna.  Contemporaneous with our acquisition of the Los Tres Machos mining concession, we also acquired the “Zuna” gold and silver concession, which is also located in Jalisco, Guadalajara, Mexico, covering 750 hectares of staked and sampled mineral lands.  With respect to Los Tres Machos and Zuna, a geological summary was prepared in 2007 describing their respective characteristics, physiography, and initial sampling results from each site.  We intend to conduct exploration activities with the objective of obtaining separate NI 43101 or equivalent valuation reports estimating the value of gold and silver deposits held therein.

We have estimated a 5,000,000 ton gold deposit, although this has not been verified with a NI 43-101 report.  Nevertheless, we anticipate that the Zuna concession will ultimately be proven as a major deposit of gold and silver mineralization and will have the potential to be declared a world class mine once drilling is completed.  The exploration work will require proper ground controls, mapping, geological, topographical, geochemical and core drilling.

La Cienega.  The Company has an agreement to operate and develop the La Cienega mining concession, comprising approximately 200,000 hectares or almost 500,000 acres in the heart of the famous Golden Triangle district of the Mojave - Sonoran Megashear in Northern Sonora, Mexico.  Although gold has been mined in the Golden Triangle for centuries and most of the work been by hand, labor intensive methods. Preliminary testing investigations have shown that much of the Placer gold has not been mined by the local "Gambusino's" (prospectors) with their hand methods such as "dry shaker cradle boxes" and "panning" and that substantial economic reserves of gold bearing gravels remain.

The location of such heavy concentrations of dry placer gold deposits within the alluvium of the Golden Triangle valleys is evidence of relatively unexplored lode gold deposits within the district.  Many high grade quartz veins are visible in the ranges of low hills bordering the alluvial valleys and some of these have been worked historically down to the water table and given up on due to the lack of pumps, power ect.  Hard rock/lode deposits are also prevalent under the alluvial deposits of the pediment deposits.

Although very little exploration effort has been expended in search for disseminated deposits, we believe that the geological elements are present in the district for the location of massive bulk gold deposits.  Sediment hosted, Carlin type deposits are present in the lower Paleozoic sedimentary rocks of the district as well as 3 high grade bonanza type ore shoots which can often shed massive multi kilo gold nuggets usually found at the base lines of hill sides, but systematic exploration has not been undertaken.

The upper portion of the deposit has an average thickness of 3 meters of unconsolidated gravel overlying a "Caliche" surface.  The initial test work that was done in mid 2008 was designed to evaluate portions of the unconsolidated material, including areas of unconsolidated material within the conglomerates.

At that time it was estimated that the older conglomerate area has a surface of 250 hectares (500 acres) or a potential volume of 32,000,000 cubic meters (approx. 10,000,000 cubic yards). Assuming a cut-off of 2 grams per cubic meter, based on the current price of gold, we believe that the placer could hold substantial value for the Company if the site is developed.

In January 2011, the Company acquired a Madden Steel, Inc. S5 gold mining trommel that has the capacity to handle 100 tons of material per hour.  Although it has not been placed into operation, we intend to deploy the trommel in respect of the La Cienega concession.  Once deployed, assuming that the La Cienega concession contains an average gold content of 2 grams of gold per cubic yard (approximately $86.00 at the present bullion spot price), if the trommel were to operate consistently for 12 hours per day for 30 days, the gross production potential of the trommel could approximate over $3.0 million in gross revenue per month.

Although we intend to deploy the trommel as soon as possible, we cannot guarantee you that the trommel will be deployed within a reasonable period, will be operational on a continuous basis when and if deployed, or will achieve the yield and at the prices discussed herein.  All such activities are and will be subject to general economic conditions, commodity prices, government regulations, labor shortages, capital availability and, significantly, the gold content within the La Cienega concession.

Bogue River.  On November 29, 2010, the Company executed a letter of intent to acquire the Bogue River Dredge Concession in Mali, West Africa.  The Bogue River Concession comprises a 10 kilometer long permit with 500 meter wide easement on both sides on the Bogue River in the Bougouni Region of Mali.  Placer gold deposits in rivers occur during long periods of time, draining streams in gold mining areas to feed gold rich sediments eroded from the country rocks into rivers systems which can contain substantial amounts of gold. These river valleys can also be host to many levels of sedimentary terraces that contain gold bearing material which, with today's technology, can be successfully extracted at very economical rates with no chemical processes needed.  The Company has recently filed an application with the Mali Ministry of Mines to increase the size of the concession an additional 10 kilometers to provide for longer-term development and sustainability of the project.

In December 2010, the Company acquired a Nessie N8DX cutter head dredge to be deployed in the Bogue River Concession, which is able to extract material at the rate of 100 yards per hour.  Although the dredge has not yet been put into operation, assuming that the Bogue River concession contains an average grade of 1 gram of gold per cubic yard (approximately $43.00 at the present bullion spot price), if the Company’s dredge were to operate consistently for 12 hours per day for 30 days, the gross production potential of this dredge, and others that may be planned for the Bogue River Concession with similar operational and yield characteristics, could approximate over $1.5 million in gross revenue per month.

Although we intend to deploy the dredge as soon as possible, we cannot guarantee you that the dredge will be deployed within a reasonable period, will be operational on a continuous basis when and if deployed, or will achieve the yield and at the prices discussed herein.  All such activities are and will be subject to general economic conditions, commodity prices, government regulations, labor shortages, capital availability and, siginfiantly, the gold content within the Bogue River concession.

Berila.  In January 2011, we acquired certain exploration and development rights with respect to the Berila gold mining concession, which is also located in Mali. The Berila concession hosts a major potential load gold deposit referred to as the Kola primary zone. Approximately 5,000 plus artisan workers are exploiting the surface area covering a zone of 1,100 meters by 400 meters.  In this area, the gold in the rock and on the surface soil is very well defined and local residents have discovered that they can afford motorcycles, generators, pumps and crushers to increase their small scale production efforts.  The high-grade gold veins have areas that run from 20 g/t to over 100 g/t and merit additional exploration work on a commercial level to determine a proven gold resource and mine plan.

The geology of the Berila area is complex with rock formations which show several important episodes of sedimentation from conglomerates to sand and silt. This basin was intruded by different generations of intrusion from granitic to late phase gabbros. The structural activity in the area is typical of West Africa, which is dominated by north-north-east, north-north-west and east-west faults systems. These structures are the conduits for the gold bearing hydrothermal solutions that has precipitated in large quantities in the Kola primary zone. This zone has been weathered in time. The alternating monsoon and dry season has over time washed the upper part of the gold zone down gulches and tributaries to the Bagoe River. Several kilometers of the river are being worked for gold by the local artisans.

The first systematic exploration work in the Kola primary zone started about thirty years ago with artisanal work where the indigenous population has panned gold from alluvial deposits led to the discovery of the Berila primary deposit. Current gold production from the prospect is derived from both eluvial and alluvial gold deposits. A labor force of approximately 5,000 local inhabitants using primitive means is currently carrying out mining on a small scale and testifies to the richness of the area.

Within the artisanal is that a large quantity of gold has been eroded from the main Kola deposit, concentrated in alluvial and local artisans are producing large quantities of gold both from the primary source and the alluvial horizons.  The gold in auriferous placers may come from one or more sources with this property. The main type, as in the Kola area of Mali has originated from auriferous quartz veins primary deposits. The mechanical agencies assisting in the transport and winnowing of gold into placers at Kola are gravity, the running water of streams and rivers. The weathered deposit extends over 1,100 meters North to South and averages 400 meters wide. The deposit is worked by sinking narrow shafts in the weathered bedrock through the duricrust to gold-rich saprolite and even into hard rock. The gold mineralization is generally hosted in primary quartz veins containing disseminated sulphide mineralization and frequent manganese oxides. Two generations of quartz veins are known: 1. Bull white quartz which is low grade, and; 2. Smokey mineralized quartz where grades can run as high as 100 g/t. The workers select and high grade the quartz, use mechanical crushers and panned the concentrates, making better than national average return for their time and efforts, albeit at a small scale.

Given the dimensions of the working area in the Berila concession (1,100m by 400m by 30m (depth) and a grade of 5 g/t) the present in-potential ground value of the concession could have significant value, although we have not yet verified any such deposits.

Importantly, although we believe that the mineral concessions described above in respect of Los Tres Machos, Zuna, La Cienega, Bogue River, and Berila may contain valuable deposits that would inure to the benefit of the Company and its shareholders, we cannot assure you that commercially viable deposits exist on any of these properties until further exploration and development has been undertaken and a thorough economic feasibility analysis has been prepared.  We are actively seeking to raise working capital sufficient to begin exploration and development of these concessions, as well as for other development opportunities.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors.  We have no plans to change our business activities from the exploration and development of mining interests with the objective of including extraction and production operations as a core component of the business of the Company.

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

Government Regulation

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in Mali and Mexico.

Our mineral exploration program in Jalisco, Mexico is subject to “Ley Minera,” which is the section of federal legislation that governs Mexico’s mining sector. The General Directorate of Mines, under the authority of the General Mining Coordinator, has the authority to enforce federal mining law in Mexico.

Environmental Regulations

Our activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business in a way that safeguards public health and the environment. We will conduct our operational compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Mexico, Mali, or other countries where we hold mineral interests could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2010, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Industry and Competition

The Gold Market

Gold has increased in value from $400 per Troy ounce in early 2005 to over $1,400 by the end of 2010. The price of gold has been on a relatively steady increase in the past five years, with some disruption in this trend during 2008. Deleveraging in 2008, which caused many financial institutions to sell hard assets, drove the price decline from a high of approximately $1,000 in late 2007 to a low of approximately $700 in mid 2008.  In 2010, gold outperformed most other asset classes, with the spot price appreciating more than 31% during the year.  Since one of the most widespread uses of gold is as a store of value, interest in owning the metal has increased significantly since the lows of 2008. The large fiscal stimulus of the US, Europe and China has heightened the concern for future inflation, driving additional interest in owning gold. Gold is a currency without a country, and as such is preferred when confidence falls in any one of the major currencies, or when international tensions build.

Physical demand for gold has outpaced the discovery of new deposits and the introduction of new supply from developing deposits in the past decade.  The supply and production shortfall has been partly offset by central banks selling and the recycling of scrap gold.  In the wake of the financial crisis of 2008, central banks have reversed course, holding and purchasing gold. China and India have both reported increases in their gold reserves.

We believe that concerns over future US inflation may be valid, regardless of the actual magnitude of inflation in the future.  The balance sheet of the U.S. Federal Reserve grew from zero in 1913 to approximately $500 billion in 1997, over an 84 year time period. A second $500 billion was added to the Fed’s balance sheet from 1997 through September 2008.  An additional $1,000 billion was added in September and October of 2008 in an attempt to stave off a further deterioration in the U.S. economy and provide additional liquidity necessary for a sustainable economic recovery.  Although such actions may have been necessary from a macroeconomic perspective, we believe this has contributed to appreciable demand for gold by investors as a hedge against inflation of the U.S. Dollar.  We further believe that, rather than a temporary aberration which often occurs in commodity pricing, U.S. monetary policy has contributed to systemic long-term upward pressure in the price of gold.

The Mining Industry

The mining industry is highly fragmented, as there are many gold and silver prospectors and producers, both small and large, in every market and region throughout the world.  As these metals are well established commodities with well established markets, a production-stage mine will undoubtedly have a ready market for extracted minerals.  Nevertheless, the global economic downturn has weakened the mining sector, which is expected to witness greater consolidation and reliance on non-traditional sources of financing to develop mining properties.  In addition, we expect that the industry will also likely see a greater degree of vertical integration of mineral extraction and distribution firms.

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

The report of our independent accountants on our financial statements for the year ended  November 30, 2010 includes a “going concern” qualification, meaning that there is substantial doubt about our ability to continue in operation. The report cited the following factors in support of our accountant’s conclusion: (i) the substantial losses we incurred for the years ended November 30, 2010 and 2009 and the period from inception (September 21, 2007) to November 30, 2010; (ii) our lack of substantial operating revenue; and (iii) our dependence on loans and the sale of equity securities and receipt of capital from outside sources to continue in operation. From inception to November 30, 2010, we have accumulated significant losses.  If we are unable to obtain additional financing or eventually produce revenue, we may be forced to sell our assets, curtail or cease operations. In any event, investors in our common stock could lose all or part of their investment.

We are dependent upon receipt of additional working capital to fund our business plan. Our working capital at November 30, 2010 was insufficient to fund our business plan. We will require additional capital to continue our business operations.  We will need to obtain additional financing from outside sources within the next 12 months in order to continue to fund our business needs. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If we are unsuccessful in addressing these needs, we may cease our business activities. As a result, investors may lose all or a part of their investment.

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

Our operations and resources are not diversified. Our limited financial resources limit our ability to diversify our operations. The inability to diversify activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

We depend heavily upon our management.  We are heavily dependent upon the skills, talents, and abilities of our management team to implement our business plan.  The loss of the services of one of our executive officers would have a material adverse effect upon our business and financial condition.

We depend heavily upon outside advisors. To supplement the business experience of our employees, we employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by us without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us or the shareholders.  In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended November 30, 2010. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weakness in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

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

We provide for indemnification of officers and directors. The Nevada Business Corporation Act provides for the indemnification of directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party from their association with or activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us.

The liability of our directors and officers is limited. The Nevada Business Corporation Act excludes personal liability of directors and officers for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors and officers than otherwise would be the case. This provision does not affect the liability of any directors or officers under federal of applicable state securities laws.

Risks Related to Our Common Stock

Our Chief Executive Officer holds a majority of the voting shares of the Company which will limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 92.57% of the voting shares of our company as of February 15, 2011.  Moreover, our Chief Executive Officer, Mark Klok, beneficially holds 2,066,000,000 voting rights and is able to vote together with holders of our common stock on all matters upon which our common stockholders may vote.  Consequently, Mr. Klok may unilaterally determine the election of our board of directors and, therefore, the direction of our business.  Under our Articles of Incorporation, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, Mr. Klok will be able to control the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. Shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

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

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our Common Stock. We have the authority to issue up to 350,000,000 shares of Common Stock, 100,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our Common Stock without stockholder approval.  We intend to substantially increase the number of authorized shares of Common Stock to provide for the conversion of the Notes and Warrants offered hereby. Because our Common Stock is not currently listed on a national securities exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our Common Stock by our current shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because there is presently no trading market for our common stock, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Restatement of Articles of Incorporation

On January 14, 2011, we amended and restated our Articles of Incorporation (“Restatement”) by increasing the number of authorized shares of our common stock from 200,000,000 to 350,000,000.  On January 18, 2011, we filed a definitive Information Statement on Schedule 14C describing the Restatement, and wherein we informed our shareholders that holders of a majority of our voting shares had approved the Restatement by written consent in lieu of a shareholder meeting.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “ALTO.OB”  The range of high and low quotations for our common stock by fiscal quarter within the last two fiscal years (accounting for the fact that our stock only began trading in May 2009), as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended November 30, 2010
First quarter*	$0.36	$0.07
Second quarter	$0.13	$0.02
Third quarter	$0.04	$0.02
Fourth quarter	$0.03	$0.01

Year ended November 30, 2009
First quarter	-	-
Second quarter	$0.14	$0.13
Third quarter	$0.14	$0.10
Fourth quarter	$0.56	$0.10

* On December 23, 2009, the Company effected a 8-1 forward stock split of its outstanding shares.  The share prices in the table above (including prices prior to the split) are shown on a post-split basis.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of February 15, 2011, there were 6 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of February 15, 2011, there were 196,680,000 shares of common stock outstanding on record with the stock transfer agent.

Transfer Agent

We have appointed Olde Monmouth Stock Transfer Co., Inc. as the transfer agent for our common stock.  The principal office of our transfer agent is located at 200 Memorial Parkway, Atlantic Highlands, NJ 07716 and its telephone number is (732) 872-2727.

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

Plan of Operation

Company Information.  Alto was incorporated in the State of Nevada on September 21, 2007.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 245 Park Avenue, Suite 2431, New York, NY 10167. Our telephone number is (212) 803-8187.

Vision, Mission, and Goals.  We believe that the price of precious metals, ores and other commodities will continue to move higher over the long term, commensurate with increases in aggregate world demand and a sustained decline in the U.S. dollar resulting from looming inflation and unsustainable government debt levels.  We expect these trends will drive investors to include more traditional "safe haven" investments in their portfolios, consisting of gold, precious metals and natural resource commodities.  We seek to explore, develop and produce mineral resources in favorable jurisdictions where exploration and exploitation is promoted by governments in mining "friendly" territories.  In the short-term, we intend to identify, explore and develop concessions such that a resource calculation can be made under compliant engineering standards. Our near term goals include obtaining a series of studies from third-party engineers to “prove up” deposits in which we have an interest as financially viable, mineable ventures.  Our mid-term goals include moving the Company into a production phase through organic growth, by acquisition, or in partnership with existing producers and ultimately creating an inviting target for merger or acquisition by one of the world's top majors.

Mining Concessions and Interests.  We hold rights to certain mineral interests in Mexico and Africa, and seek to acquire additional interests in mineral holdings in these regions as well as in South America.  If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.  A more comprehensive description of these interests is included in this annual report on Form 10-K beginning on page ___.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors.  We have no plans to change our business activities.

Liquidity and Capital Resources

As of November 30, 2010, our working capital deficit of $501,123 was comprised of total current assets of $2,142 consisting of cash and cash equivalents, and total current liabilities of $503,265.  While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

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

The independent registered public accounting firm’s report on our financial statements as of November 30, 2010, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below.

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

Net cash used in operating activities was $185,933 during the year ended November 30, 2010, compared to $17,655 during 2009.  During the year ended November 30, 2010, we incurred a net loss of $4,343,209.  Included in the loss is stock issued for services in the amount of $3,824,155 and the amortization of debt discount of $38,936.  In addition, accounts payable and accrued expenses increased by $322,724 during the year ended November 30, 2010.  During the year ended November 30, 2009, we incurred a net loss of $58,395 and reported an increase in accounts payable and accrued expenses of $34,340.  Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the years ended November 30, 2010 and 2009, the Company did not receive or use funds in its investing activities.

Net cash provided by financing activities during the year ended November 30, 2010, was $187,500, compared to $17,120 during the year ended November 30, 2009.  During 2010, we received proceeds of $237,500 in the form of loans and made repayment of loans in the amount of $50,000.  During 2009, we received advances from related parties of $17,120.

Events Subsequent to Fiscal Year End

Increase in Voting Control of Mark Klok.  On October 15, 2010, the Board of Directors of the Company approved the issuance of 100,000 shares of Series B Preferred Stock to Opiuchus Holdings, Inc., a corporation owned and controlled by Mark Klok, the Chief Executive Officer, Chairman of the Company, and the Company’s largest beneficial holder of voting shares.  As originally issued, each share of Series B Preferred Stock carried 2,000 votes per share and is entitled to vote together with holders of common stock on all matters upon which common stockholders may vote.  On January 14, 2011, a majority of the Company’s disinterested directors approved an increase in the voting rights of the Series B Preferred Stock from 2,000 to 20,000 votes per share.  Although the Series B Preferred Stock carries carry no dividend, distribution, or liquidation rights and is not convertible into common stock, as a result of such issuance, Mr. Klok, together with other shares of common stock and Series A Preferred Stock beneficially owned, holds 2,066,000,000 voting rights and may unilaterally control the election of the Board of Directors and other substantive matters requiring consent of holders of a majority of the voting shares of the Company.

Joint Venture for Mineral Concessions in Mali.  On December 21, 2010, the Company signed a joint venture agreement with Saint Watson Mining Company Mali SARL, a Mali corporation ("SWMCM"), and Saint Watson Mining Company Ltd., a Sierra Leone limited company (“SWMC”).  SWMCM is a company based in Mali with 2 major projects including the Bagoe River Dredge Project located in Mali, a gold mining dredge on the Bagoe River and the Bougouni concessions, a claim approved and held by SWMCM for the extraction of gold and other minerals.  SWMC is a company based in Sierra Leone with two concessions projects including the Levuma and Punduru concessions.

The Company will contribute $400,000 and issue 10,000,000 shares of common stock of the company in exchange for a 50% interest in the joint venture.  SWMC and SWMCM will contribute all rights, interest, ownership and title to the Bagoe River Dredge Project located in Mali, West Africa and the Bougouni Concession. SWMC will contribute all right, interest, ownership and title to the Punduru and Levuma Concessions to the joint venture and the following pieces of equipment: a) Dredge Dx8 b) 100 Ton Wash plant c) 30 Ton Wash plant d) 75 Ton Wash plant e) Knelson Concentrator f) Diester Table g) Work Vehicles 9 h) Assay Laboratory.

Acquisition of Operating Rights to Mineral Concession in Mexico.  On January 24, 2011, the Company acquired (the “Acquisition”) all of the membership units of Liberty American, LLC (“Liberty”), a Utah limited liability company that holds certain development rights with respect to the La Cienega gold mining concession in Northern Sonora, Mexico.  The Company issued ten million shares of restricted stock in exchange for all of the membership units of Liberty.  The agreement embodying the Acquisition contained standard warranties and representations by the Company and the previous owner of Liberty.

Joint Venture for Mineral Concessions in California.  On February 11, 2011, the Company signed a Joint Venture Agreement with American Enviro-medial LLC, a California limited liability company ("AEM").  AEM owns the Horse Shoe Bar mining and mineral lease on the Middle Fork of the American River in California (the “Mineral Lease”).  The Company and AEM shall form Alto Horse Shoe Bar Mining LLC (the “Joint Venture Company”) to operate and manage the joint venture.  According to the terms of the joint venture, the Company will contribute $150,000 during the first year which will be used for equipment placement and exploration.  Further funding will be contributed by the Company based upon the success of the exploration efforts of the Joint Venture Company.  AEM will contribute all ownership rights to the Mineral Lease to the Joint Venture Company.  The Company and AEM will each own fifty percent (50%) of the Joint Venture Company.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of November 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alto Group Holdings, Inc.

I have audited the accompanying balance sheets of Alto Group Holdings, Inc. (the Company), an exploration stage company, as of November 30, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended November 30, 2010 and 2009, and for the period September 21, 2007 (inception) to November 30, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alto Group Holdings, Inc. as of November 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended November 30, 2010 and 2009 and for the period September 21, 2007 (inception) to November 30, 2010 in conformity with accounting principles generally accepted in the United States.

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

                                            /s/ MICHAEL T. STUDER CPA P.C.

                   Michael T. Studer CPA P.C.

Freeport, New York
March 15, 2011

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
BALANCE SHEETS

ASSETS
	November 30,	November 30,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$2,142	$575

Total Current Assets	2,142	575

OTHER ASSETS

Mining assets	45,500	-
Mineral property acquistion costs, less reserve
for impairment of $6,500	-	-

Total Other Assets	45,500	-

TOTAL ASSETS	$47,642	$575

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$87,265	$8,886
Due to related parties	148,500	28,539
Notes payable	267,500	-

Total Current Liabilities	503,265	37,425

TOTAL LIABILITIES	503,265	37,425

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares
authorized:
Series A Preferred Stock, 20,000,000 shares designated,
14,000,000 and -0- shares issued and outstanding,
respectively	140	-
Series B Preferred Stock, 100,000 and -0- shares
issued and outstanding, respectively	1	-
Common stock, $0.00001 par value; 350,000,000 shares
authorized, 120,013,332 and 79,680,000 shares issued
and outstanding and to be issued, respectively	1,200	797
Additional paid-in capital	4,015,101	91,209
Deficit accumulated during the exploration stage	(4,472,065)	(128,856)

Total Stockholders' Deficit	(455,623)	(36,850)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,642	$575

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
STATEMENTS OF OPERATIONS

			From Inception
			on September 21,
	For the Years Ended		2007 Through
	November 30,		November 30,
	2010	2009	2010

NET REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration and carrying costs	24,350	-	26,975
Officers' and directors' compensation (including
stock-based compensation of $860,000, $-0-,
and $860,000, respectively)	1,012,000	-	1,012,000
Consulting fees (including stock-based compensation
of $2,300,000, $-0-, and $2,300,000, respectively)	2,354,300	-	2,354,300
Professional fees (including stock-based compensation
of $680,000, $-0-, and $680,000, respectively)	846,818	-	846,818
General and administrative	64,037	51,995	165,368
Donated services	-	6,400	18,400
Impairment of mineral property
acquisition costs	-	-	6,500

Total Operating Expenses	4,301,505	58,395	4,430,361

LOSS FROM OPERATIONS	(4,301,505)	(58,395)	(4,430,361)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to
former related parties	28,539	-	28,539
Interest expense	(70,243)	-	(70,243)

Total Other Income (Expenses)	(41,704)	-	(41,704)

LOSS BEFORE INCOME TAXES	(4,343,209)	(58,395)	(4,472,065)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,343,209)	$(58,395)	$(4,472,065)

BASIC AND DILUTED:
Net loss per common share	$(0.06)	$(0.00)	$(0.06)

Weighted average shares outstanding	76,225,205	79,680,000	77,694,746

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 21, 2007) to November 30, 2010

									Deficit
									Accumulated
	Series A		Series B				Additional		During the
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Par	Shares	Par	Shares	Par	Capital	Receivable	Stage	Total

Balance at Inception on
September 21, 2007	-	$-	-	$-	-	$-	$-	$-	$-	$-

Common shares sold for cash
at $0.000125 per share	-	-	-	-	48,000,000	480	5,520	-	-	6,000

Common shares sold for cash
at $0.00125 per share	-	-	-	-	31,680,000	317	39,283	(4,500)	-	35,100

Donated services and expenses	-	-	-	-	-	-	2,400	-	-	2,400

Net loss for the year ended
November 30, 2007	-	-	-	-	-	-	-	-	(5,772)	(5,772)

Balance, November 30, 2007	-	-	-	-	79,680,000	797	47,203	(4,500)	(5,772)	37,728

Common stock subscriptions collected	-	-	-	-	-	-	-	4,500	-	4,500

Donated services and expenses	-	-	-	-	-	-	9,600	-	-	9,600

Net loss for the year ended
November 30, 2008	-	-	-	-	-	-	-	-	(64,689)	(64,689)

Balance, November 30, 2008	-	-	-	-	79,680,000	797	56,803	-	(70,461)	(12,861)

Donated services and expenses	-	-	-	-	-	-	6,400	-	-	6,400

Forgiveness of due to related party by
then majority stockholder on
September 15, 2009	-	-	-	-	-	-	28,006	-	-	28,006

Net loss for the year ended
November 30, 2009	-	-	-	-	-	-	-	-	(58,395)	(58,395)

Balance, November 30, 2009	-	-	-	-	79,680,000	797	91,209	-	(128,856)	(36,850)

Conversion of common stock
to Series A preferred stock
on March 3, 2010	14,000,000	140	-	-	(48,000,000)	(480)	360,340	-	-	360,000

Common stock issued for
acquistion of mining assets
on March 12, 2010	-	-	-	-	10,000,000	100	45,400	-	-	45,500
Common stock issued for services	-	-	-	-	33,333,332	333	2,599,667	-	-	2,600,000

Intrinsic value of beneficial conversion
feature relating to issuance of $50,000
prommissory note on July 14, 2010	-	-	-	-	-	-	38,936	-	-	38,936

Series B preferred stock issued to
chief executive officer for services
on October 15, 2010	-	-	100,000	1	-	-	199,999	-	-	200,000

Conversion of notes payable and
accrued interest into common stock,
including $664,155 excess of fair value
of common stock issued over amount of debt and accrued interest settled (charged to professional
fees in the statement of operations)	-	-	-	-	45,000,000	450	679,550	-	-	680,000

Net loss for the year ended
November 30, 2010	-	-	-	-	-	-	-	-	(4,343,209)	(4,343,209)

Balance, November 30, 2010	14,000,000	$140	100,000	$1	120,013,332	$1,200	$4,015,101	$-	$(4,472,065)	$(455,623)

The accompanying notes are an integral part of these finanical statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS

			From Inception
			on September 21,
	For the Years Ended		2007 Through
	November 30,		November 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,343,209)	$(58,395)	$(4,472,065)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock issued for services, including $664,155
excess of fair value of common stock issued
over amount of debt and accrued interest
settled (charged to professional fees in the
statement of operations)	3,824,155	-	3,824,155
Amortization of debt discount	38,936	-	38,936
Gain from forgiveness of amounts due
to related parties	(28,539)	-	(28,539)
Donated services and expenses	-	6,400	18,400
Impairment of mineral property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	174,224	5,801	183,111
Accrued consulting fees and expenses due to
related parties	148,500	28,539	177,038

Net Cash Used by Operating Activities	(185,933)	(17,655)	(252,464)

CASH FLOWS FROM INVESTING ACTIVITIES:

Mineral property acquisition costs	-	-	(6,500)

Net Cash Used by Investing Activities	-	-	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in due to related party	-	17,120	28,006
Proceeds from notes payable	237,500	-	237,500
Repayment of note payable	(50,000)		(50,000)
Proceeds from sale of common stock	-	-	45,600

Net Cash Provided by Financing Activities	187,500	17,120	261,106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,567	(535)	2,142

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	575	1,110	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,142	$575	$2,142

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Forgiveness of due to related party by then majority
stockholder on September 15, 2009	$-	$28,006	$28,006
Conversion of notes payable and accrued interest
into common stock:
Notes payable ($15,000) and accrued interest
($845) settled	$15,845	$-	$15,845
Excess of fair value of common stock issued
over amount of debt and accrued interest settled
(charged to professional fees in the statement
of operations)	664,155	-	664,155
Fair value of 45,000,000 shares of common
stock issued	$680,000	$-	$680,000

Conversion of common stock to Series A
preferred stock on March 3, 2010	$360,000	$-	$360,000

Common stock issued for acquistion of mining
assets on March 12, 2010	$45,500	$-	$45,500

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company had negative working capital of $501,123 and has accumulated losses of $4,472,065 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is November 30.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, and notes payable.  Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in foreign currency and management has adopted ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying abount is not recoverable and exceeds fair value.

h)	Mining Assets and Mineral Property Costs

The Company has been in the exploration stage since its formation on April 25, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that a mineral property is acquired from an unrelated third party through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of the shares, whichever is more readily determinable.

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

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and normal operations of such assets.

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

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options since its inception. Preferred and common shares issued to third parties for non-cash consideration are valued based on the fair market value of the stock on the measurement date.

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

m)	Recently Issued Accounting Pronouncements

In August 2009, the FASB issued an update to ASC 820.  This Accounting Standards Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available.  ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010.  ASU 2009-5 concerns disclosure only.  The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009.  ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of ASU 2009-17 did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The Company believes that the adoption of ASU 2010-6 will not have a material effect on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued  (but are not yet effective) that might have a material impact on its future financial position or results of operations.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 3 - RELATED PARTY BALANCES / TRANSACTIONS

Due to related parties consist of:
	November 30, 2010	November 30, 2009
Accrued consulting fees and expenses due to current officers and directors	$148,500	$-
Accrued consulting fees and expenses due to former (from July 31, 2009 to February 3, 2010) director	-	20,539

Accrued consulting fees and expenses due to former (from October 9, 2009 to January 28, 2010) director	-	8,000
Total	$148,500	$28,539

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

On January 28, 2010, a former director of the Company from October 9, 2009 to January 28, 2010 resigned his position and agreed to forgive the $8,000 balance due him.  On February 3, 2010, the former chief financial officer and director of the Company from July 31, 2009 to February 3, 2010 resigned her positions and agreed to forgive the $20,539 balance due her.  The $28,539 total has been reported as “gain from forgiveness of amounts due to former related parties” in the Statement of Operations for the year ended November 30, 2010.

During the year ended November 30, 2010, the Company accrued $120,000 in consulting fees due to the three directors of the Company pursuant to consulting agreements (Note 7) and accrued $32,000 in accounting fees due to the chief financial officer of the Company.  The $152,000 total has been reported as “officers and directors compensation” in the Statement of Operations for the year ended November 30, 2010.

On March 3, 2010, the Company approved the conversion of 48,000,000 shares of the Company common stock owned by Opiuchus Holdings, Inc. (“Opiuchus”), a company controlled by Mark Daniel Klok (chief executive officer of the Company since November 9, 2009) into 14,000,000 shares of Series A Preferred Stock.  The $360,000 estimated fair value of the 8,000,000 shares of common stock increase in common stock equivalents from the conversion transaction was charged to “officers and directors compensation” in the Statement of Operations for the year ended November 30, 2010.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 3 - RELATED PARTY BALANCES / TRANSACTIONS (Continued)

On March 12, 2010, the Company executed an Asset Purchase Agreement with Mexican Hunter Explorations S.A. de C.V., a corporation organized under the laws of Mexico (“MHE”), to acquire two gold and silver mining concessions known as “Los Tres Machos” and “Zuna” in Jalisco, in the state of Guadalahara, Mexico for 10,000,000 newly issued restricted shares of the Company common stock.  MHE is owned and controlled by Mark Daniel Klok and Robert Howie, each of whom are executive officers and directors of the Company.  Accordingly, the mining assets and related addition to stockholders’ equity has been reflected at the $45,500 transferor’s historical cost of the mining assets.

On May 19, 2010, the Company issued a total of 9,999,999 shares of common stock (3,333,333 shares to Chene Gardner, chief financial officer of the Company, 3,333,333 shares each to Robert Howie and Lee Rice, directors of the Company) for services rendered to the Company.  The $300,000 estimated fair value of the 9,999,999 shares was charged to “officers and directors compensation” in the Statement of Operations for the year ended November 30, 2010.

On October 15, 2010 (see Note 5), the Company issued 100,000 shares of Series B Preferred Stock to Opiuchus for past services rendered to the Company.  The $200,000 estimated fair value of the 100,000 shares of Series B Preferred Stock was charged to “officers and directors compensation” in the Statement of Operations for the year ended November 30, 2010.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 4 -  NOTES PAYABLE

Notes payable consisted of the following:	November 30, 2010	November 30, 2009
Note payable dated June 7, 2010 to an unsolicited accredited investor, interest at 12% per annum, due on December 7, 2010, unsecured, now past due and in default	$22,000	$-
Notes payable to an unsolicited accredited investor, interest at 9% per annum, due in varying amounts from October 27, 2011 to November 23, 2011, unsecured	140,000	-
Notes payable to the Company’s corporate counsel dated from April 30, 2010 to November 30, 2010 (arising from services rendered), interest at 9% per annum, due monthly from April 30, 2011 to November 30, 2011 in eight $10,000 amounts, unsecured	80,000	-
Note payable to the Company’s corporate counsel dated November 1, 2010, interest at 9% per annum, due November 1, 2011, unsecured	20,000	-
Note payable to the Company’s corporate counsel dated July 14, 2010, interest at 8% per annum, due April 16, 2011, unsecured	5,500	-
Total Notes Payable	267,500	-
Less: Current Portion	(267,500)	-
Long-Term Notes Payable	$-	$-

As more fully described in Note 6, a total of $15,000 notes payable (arising from professional services rendered) and $845 accrued interest was satisfied through the delivery of a total of 45,000,000 shares of the Company common stock in October and November of 2010.

At November 30, 2010, accounts payable and accrued liabilities includes $32,121 due the Company’s corporate counsel.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 4 - NOTES PAYABLE (Continued)

Interest expense consisted of the following:	Year Ended November 30, 2010	Year Ended November 30, 2009
Note payable dated July 14, 2010 to an accredited investor (face value of $50,000), interest at 8% per annum due on April 16, 2011, unsecured, convertible into shares of common stock at a variable conversion price equal to 58% of the average of the lowest 3 Trading Prices (as defined) for the 10 days preceding the date of the conversion notice: Excess of $76,218 settlement amount paid November 15, 2010 (pursuant to Optional Prepayment Right) over $50,000 face value of note payable	$26,218	$-
Amortization of beneficial conversion feature debt discount	38,936	-
Interest accrued on other notes payable	5,089	-
Total	$70,243	$-

Accrued interest payable on the notes payable at November 30, 2010 and November 30, 2009 was $4,246 and $-0-, respectively, which is included within “accounts payable and accrued liabilities” in the Balance Sheet.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK

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

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 5 - PREFERRED STOCK AND COMMON STOCK (Continued)

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

On March 3, 2010, the Company approved the designation of 20,000,000 shares of Preferred Stock as Series A Preferred Stock and the conversion of 48,000,000 shares of Company common stock owned by Opiuchus Holdings, Inc. (“Opiuchus”), a company controlled by Mark Daniel Klok (chief executive officer of the Company since November 9, 2009), into 14,000,000 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into 4 shares of common stock and has voting rights, dividend rights, and liquidation rights on an “as converted basis”.  The $360,000 estimated fair value of the 8,000,000 shares of common stock increase in common stock equivalents from the conversion transaction was charged to “officers and directors compensation” in the Statement of Operations in the three months ended May 31, 2010.

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

On May 19, 2010, the Company issued a total of 13,333,332 shares of common stock (9,999,999 shares to three officers and directors; 3,333,333 shares to a consultant) for services rendered to the Company.  The $400,000 estimated fair value of the 13,333,332 shares was charged $300,000 to “officers and directors compensation” and $100,000 to “consulting fees” in the Statement of Operations in the three months ended May 31, 2010.

On October 14, 2010, the Company entered into a Note Conversion Agreement with two corporations.  Pursuant to the agreement, the Company satisfied a $5,000 note payable to its corporate counsel dated March 15, 2010 (which arose from professional services rendered and was assigned to the two corporations) through the delivery of a total of 15,000,000 shares of Company common stock from October 22, 2010 to December 6, 2010 to the two corporations.  The Company reported the $294,736 excess of the fair value of the common stock at October 14, 2010 ($300,000) over the amount of the debt ($5,000) and accrued interest ($264) settled ($5,264 total) as “professional fees” in the Statement of Operations for the year ended November 30, 2010.

On October 15, 2010, the Company issued 100,000 shares of Series B Preferred Stock to Opiuchus for past services rendered to the Company.  Each share of Series B Preferred Stock has 2,000 votes on all matters upon which the common shareholders vote (or a total equivalent of 200,000,000 voting shares for the 100,000 shares of Series B Preferred Stock); the Series B Preferred Stock has no dividend, distribution, or liquidation rights and is not convertible into shares of common stock.  The $200,000 estimated fair value of the 100,000 shares of Series B Preferred Stock was charged to “officers and directors compensation” in the Statement of Operations for the year ended November 30, 2010.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 5 - PREFERRED STOCK AND COMMON STOCK (Continued)

Pursuant to Note Conversion Agreements with a corporation dated November 8, 2010, November 15, 2010, and November 22, 2010, the Company satisfied a $10,000 note payable to its corporate counsel dated March 31, 2010 (which arose from professional services rendered and was assigned to a corporation) through the delivery of a total of 30,000,000 shares of Company common stock (10,000,000 shares each on November 9, 2010, November 15, 2010, and November 23, 2010) to the corporation.  The Company reported the $369,419 excess of the fair value of the common stock at the dates of the respective Note Conversion Agreements ($380,000 total) over the amount of debt ($10,000) and accrued interest ($581) settled ($10,581 total) as “professional fees” in the Statement of Operations for the year ended November 30, 2010.

NOTE 6 - INCOME TAXES

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before taxes follows:

	Year Ended November 30, 2010		Year Ended November 30, 2009	September 21, 2007 (Date of Inception) to November 30, 2010

Income tax recovery at statutory rate	$1,476,691		$19,854	$1,520,502

Non- deductible stock-based compensation	(1,300,213)		-	(1,300,213)

Non-deductible amortization of debt discount	(13,238)		-	(13,238)
Non-deductible donated services		-	(2,176)	(6,256)

Valuation allowance change	(163,240)		(17,678)	(200,795)

Provision for income taxes	$–		$–	$–

The components of the net deferred tax asset consist of:

	November 30, 2010	November 30, 2009

Net operating loss carry-forward	$200,795	$37,555

Valuation allowance	(200,795)	(37,555)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At November 30, 2010, the Company has a net operating loss carry-forward of

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 6 - INCOME TAXES (Continued)

$590,574 which expires $3,372 in 2027, $55,089 in 2028, $51,995 in 2029 and $480,118 in 2030. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

On March 15, 2010, we received notice that our joint venture agreement with Castle Peak Mining Ltd. (“Castle Peak”) had been terminated.  The agreement with Castle Peak concerned certain mining concessions in Ghana, West Africa and contained various obligations of the Company to provide phased financing for exploration and development of these concessions.  The joint venture agreement also provided for the issuance of 322,000 restricted shares of common stock (which was not issued).  The joint venture agreement was to be approved by the Ghana Government Minerals Commission, but did not occur.

On November 28, 2010, the Company executed a Joint Venture Agreement with St. Watson Mining Company Mali SARL (a Mali corporation) (“SWMCM”) and St. Watson Mining Company Ltd. (a Sierra Leona limited company) (“SWMC”).  The agreement provides for SWMCM to contribute a certain gold mining dredge and a mining concession located in Mali, West Africa to the Joint Venture and for SWMC to contribute two mining concessions located in Sierra Leone, West Africa to the Joint Venture.  The Company is to contribute a total of $400,000 cash to the Joint Venture within 120 days of the agreement and to issue a total of 10,000,000 shares of the Company common stock to the two SWMCM stockholders (For the three months ended February 28, 2011, the Company paid a total of $60,000 relating to this commitment.  On March 5, 2011 the Company issued the 10,000,000 shares of common stock to the two SWMCM stockholders).  The Company is to have a 50% equity interest in the Joint Venture

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 8 - SUBSEQUENT EVENTS

From December 6, 2010 to February 28, 2011, the Company entered into Note Conversion Agreements with two corporations whereby the Company satisfied a total of $30,000 notes payable to its corporate counsel (which arose from professional services rendered and were assigned to the two corporations) through the delivery of a total of 120,000,000 shares of Company common stock to the two corporations.  In connection with these issuances of common stock, the Company expects to report the approximately $2,315,000 excess of the fair value of the common stock at the dates of the respective Note Conversion Agreements (approximately $2,347,000 total) over the amount of debt and accrued interest settled (approximately $32,000 total) as “professional fees” in the Statement of Operations for the three months ending February 28, 2011.

From December 2, 2010 to February 28, 2011, the Company issued additional notes payable totaling $712,000 to the investor who was owed $140,000 at November 30, 2010 (see Note 4) in exchange for cash totaling $712,000.  The unsecured notes bear interest at 9% and are due at varying dates from December 2, 2011 to February 28, 2012.

On December 1, 2010, the Company issued a Convertible Promissory Note to an accredited investor in exchange for $35,000 cash ($25,000 received on December 2, 2010; $10,000 received January 4, 2010).  The note bears interest at 12%, is due May 31, 2011 and is convertible at the option of the holder in whole or in part into shares of Company common stock at a conversion price equal to 60% of the then current market price.

On January 14, 2011, a majority of the Company’s disinterested directors approved an increase in the voting rights of the Series B Preferred Stock (see Note 5) from 2,000 to 20,000 votes per share (or a total equivalent of 2,000,000,000 voting shares for the 100,000 shares of Series B Preferred Stock held by Opiuchus Holdings, Inc., a company controlled by the Company’s chief executive officer).

On January 24, 2011, the Company acquired from the wife of the Company’s corporate counsel all of the membership units of Liberty American, LLC (“Liberty”), a Utah limited liability company that holds certain development rights with respect to the La Cienega gold mining concession in Northern Sonora, Mexico in exchange for 10,000,000 restricted shares of the Company common stock to be issued within 30 days (issued March 5, 2011).  The agreement embodying the Acquisition contains standard warranties and representations by the Company and the previous owner of Liberty.

On February 11, 2010, the Company executed a Joint Venture Agreement with American Enviro-Medial LLC (“AEM”).  The agreement provides for AEM to contribute a mining lease called the Horse Shoe Bar Lease located in Placer, California to the Joint Venture.  The Company is to contribute a total of $150,000 cash to the Joint Venture during the first year (no cash has been contributed yet).  The Company is to have a 50% equity interest in the Joint Venture.

On March 5, 2011, the Company issued a total of 10,000,000 restricted shares of common stock to the two SWMCM stockholders pursuant to a Joint Venture Agreement dated November 28, 2010.  See Note 7.

Also on March 5, 2011, the Company issued a total of 4,000,000 shares of common stock to two consultants for services rendered.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 8 -  SUBSEQUENT EVENTS (Continued)

On March 9, 2011, the Company issued 10,000,000 shares of common stock to a corporation in satisfaction of a $2,500 note payable to the Company’s corporate counsel (which arose from professional services rendered and was assigned to said corporation).

At March 15, 2011, the Company had 274,013,332 shares of common stock issued and outstanding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

 ITEM 9A(T).    CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Mark Klok (1)	35	Chief Executive Officer, President, Secretary, and Director	2009

Chene Gardner (2)	46	Chief Financial Officer	-

Robert Howie (3)	67	Chief Operating Officer and Director	2009

Lee Rice (4)	67	Director	2009

(1)  Mr Klok was appointed to the Board of Directors and as Chief Executive Officer on November 9, 2009.
(2)  Mr. Gardner was appointed as the Company’s Chief Financial Officer on April 15, 2010.
(3)  Mr. Howie was appointed to the Board of Directors and as Chief Operating Officer on November 9, 2009.
(4)  Mr. Rice was appointed to the Board of Directors on October 9, 2009.

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

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

Mark Klok.   Mr. Klok is the Chairman and Chief Executive Officer of the Company, having served in such capacities since November 9, 2009.  He has over a decade of experience in a variety of mining exploration projects in both base metals and precious metals. He is versed in all aspects of exploration and mining having had a successful career in the exploration and development of gold and other minerals in Africa, Mexico, Columbia, Peru, and projects in North and South America.  Mr. Klok is also the Chief Executive Officer of Fuelstream, Inc., a fuel transportation and logistics company and a filer of reports with the Securities and Exchange Commission (“Commission”) under the Securities Exchange Act of 1934.  Since November 2009, Mr. Klok has also served as the Chief Executive Officer of Tidal Wave Holdings, Inc., a development-stage company that is seeking to acquire other companies or assets.  From March 2009 to October 2010, he was the Chief Executive Officer of Nymet Holdings, Inc., an international commodity trading and recycling company based in New York.  In June 2006, Mr. Klok became the President of Consolidated Mining and Minerals, Inc., certain assets of which were subsequently acquired in August 2007 by Hidalgo Mining, Inc. (“Hidalgo”), a mining exploration and development company with various mining interests in West Africa.  Mr. Klok subsequently became the President of Hidalgo in September 2007, serving in this capacity until January, 2010.

Chene Gardner.  Mr. Gardner is the Chief Financial Officer of the Company, having served in such capacity since April 15, 2010.  Mr Gardner is also an executive officer and director of Nano Dimensions, Inc.

(“NDI”) a filer of reports with the Commission under the Exchange Act.  Mr. Gardner was appointed as CEO, CFO and as a director of NDI in July 2007, May 2004, and August 2004, respectively.  Mr. Gardner also serves as an executive officer and director of Secure Netwerks, Inc., a filer of reports with the Commission under the Exchange Act, and has served in these capacities since March 2004.  Mr. Gardner has served as the Financial Controller of SportsNuts, Inc., also a filer of reports with the Commission under the Exchange Act, since March, 2001.  Previously, Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005.  Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items.  Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries.  Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended November 30, 2010, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

We have adopted a written Code of Ethics which we filed on March 2, 2009 as an exhibit to our annual report on Form 10-K for the fiscal year ended November 30, 2008.  We believe our executive officers conduct themselves honestly and ethically with respect to our business affairs.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resume of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Audit Committee

Presently, we have no standing audit committee or designated audit committee financial expert.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended November 30, 2010 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Mark Klok	2010	$48,000	$—	$—	$48,000
President, Secretary,	2009	$—	$—	$—	$—
Treasurer, and
Principal Financial Officer (1)

Chene Gardner	2010	$32,000	$—	$—	$32,000
Principal Financial	2009	$—	$—	$—	$—
Officer (2)

Natalee Bannister	2010	$—	$—	$—	$—
President, Secretary,	2009	$—	$—	$16,000	$16,000
Treasurer, and
Principal Financial Officer (3)

Lee Rice	2010	$48,000	$—	$—	$48,000
President, Secretary,	2009	$—	$—	$—	$—
Treasurer, and
Principal Financial Officer (4)

Tareq Hinawy	2010	$—	$—	$—	$—
President, Secretary,	2009	$—	$—	$—	$—
Treasurer, and
Principal Financial Officer (5)

Robert Howie	2010	$48,000	$—	$—	$48,000
Chief Operating	2009	$—	$—	$—	$—
Officer (6)

(1) Appointed November 9, 2009.
(2) Appointed April 15, 2010
(3) Appointed July 31, 2009.  Resigned on February 3, 2010.
(4) Appointed October 9, 2009.  Replaced as CEO on November 9, 2009.
(5) Appointed September 21, 2007.  Resigned on July 31, 2009.
(6) Appointed November 9, 2009.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 15, 2011, there are a total of 196,680,000 shares of our common stock outstanding, 14,000,000 shares of our Series A Preferred Stock outstanding (“Series A Preferred Stock”), and 100,000 shares of Series B Preferred Stock outstanding (“Series B Preferred Stock”).  Holders of our Series A Preferred Stock are able to convert into an aggregate of 56,000,000 shares of common stock and are able to vote together with holders of our common shares on an as-converted basis.  Holders of our Series B Preferred Stock are not able to convert into common stock but hold, in the aggregate, 2,000,000,000 voting rights and are able to vote together with holders of our common shares on all matters upon which our common stockholders may vote.  The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 245 Park Avenue, Suite 2431, New York, NY 10167.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class(1)
Mark Klok(3)	66,000,000	26.12%
Chene Gardner(4)	3,333,333	1.69%
Robert Howie(5)	13,333,333	6.45%
Lee Rice(6)	3,333,333	1.69%
Opiuchus Holdings, Inc.(7)	56,000,000	22.16%
Mexican Hunter S.A. (8)	10,000,000	5.08%
All directors and officers as a group (4 persons)	75,999,999	30.08%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 196,680,000 shares of common stock outstanding as of February 15, 2011, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Principal shareholder of the Company.  Includes 14,000,000 shares of preferred stock held directly which is convertible into 56,000,000 shares of common stock.  Also includes 10,000,000 shares of common stock held directly by Mexican Hunter S.A., a corporation in which Opiuchus Holdings, Inc. is a principal shareholder.

(3) Chairman and CEO of the Company.  Includes 56,000,000 shares of Common Stock issuable from the conversion of 14,000,000 shares of Series A Preferred Stock held by Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mr. Klok.  Also includes 10,000,000 shares of Common Stock held by directly by Mexican Hunter S.A. de C.V. a corporation organized in Mexico in which Mr. Klok is a principal.  Excludes 100,000 shares of Series B Preferred Stock that carry an aggregate of 2,000,000,000 votes but which are not convertible into Common Stock.  If the votes of the Series B Preferred Shares are taken into account, Mr. Klok beneficially holds voting rights with respect to 91.71% of the Company.

(4) Chief Financial Officer of the Company.  Includes 3,333,333 shares of common stock held directly by Mr. Gardner.

(5) Chief Operating Officer and Director of the Company.  Includes 3,333,333 shares of common stock held directly and 10,000,000 shares of common stock held directly by Mexican Hunter S.A., a corporation in which Mr. Howie is a principal shareholder.

(6) Director of the Company.  Includes 3,333,333 shares of common stock held directly by Mr. Rice.

(7) Principal Shareholder of the Company.  Includes 14,000,000 shares of Series A Preferred Stock held directly which are convertible into 56,000,000 shares of Common Stock.  Excludes 100,000 shares of Series B Preferred Stock that carry an aggregate of 2,000,000,000 votes but which are not convertible into Common Stock.  If the votes of the Series B Preferred Shares are taken into account, Opiuchus Holdings, Inc. beneficially holds voting rights with respect to 91.27% of the Company.

(8) Principal Shareholder of the Company.  Includes 10,000,000 shares of common stock held directly.

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

On October 15, 2010, the Board of Directors of the Company approved the issuance of 100,000 shares of Series B Preferred Stock to Opiuchus Holdings, Inc., a corporation owned and controlled by Mark Klok, the Chief Executive Officer, Chairman of the Company, and the Company’s largest beneficial holder of voting shares.  As originally issued, each share of Series B Preferred Stock carried 2,000 votes per share and is entitled to vote together with holders of common stock on all matters upon which common stockholders may vote.  On January 14, 2011, a majority of the Company’s disinterested directors approved an increase in the voting rights of the Series B Preferred Stock from 2,000 to 20,000 votes per share.  Although the Series B Preferred Stock carries carry no dividend, distribution, or liquidation rights and is not convertible into common stock, as a result of such issuance, Mr. Klok, together with other shares of common stock and Series A Preferred Stock beneficially owned, holds 2,066,000,000 voting rights and may unilaterally control the election of the Board of Directors and other substantive matters requiring consent of holders of a majority of the voting shares of the Company.

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

On May 19, 2010, the Company issued 13,333,332 shares of its restricted common stock to the following individuals, each of whom is an officer and/or director of the Company, as follows:

Name	Title	Number of Shares
Chene C. Gardner	Chief Financial Officer	3,333,333
Lee Rice	Director	3,333,333
Robert Howie	Chief Operating Officer and Director	3,333,333
Whit Tehan	Director of Corporate Finance	3,333,333
TOTAL		13,333,332

On October 15, 2010, the Board of Directors of the Company approved the issuance of 100,000 shares of Series B Preferred Stock to Opiuchus Holdings, Inc., a corporation owned and controlled by Mark Klok, the Chief Executive Officer, Chairman of the Company, and the Company’s largest beneficial holder of voting shares.  As originally issued, each share of Series B Preferred Stock carried 2,000 votes per share and is entitled to vote together with holders of common stock on all matters upon which common stockholders may vote.  On January 14, 2011, a majority of the Company’s disinterested directors approved an increase in the voting rights of the Series B Preferred Stock from 2,000 to 20,000 votes per share.  Although the Series B Preferred Stock carries carry no dividend, distribution, or liquidation rights and is not convertible into common stock, as a result of such issuance, Mr. Klok, together with other shares of common stock and Series A Preferred Stock beneficially owned, holds 2,056,000,000 voting rights and may unilaterally control the election of the Board of Directors and other substantive matters requiring consent of holders of a majority of the voting shares of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed by our independent registered accounting firm, Michael T. Studer CPA, P.C. for the last two fiscal years:

	2010	2009
Audit Fees	$50,338	$39,800
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$50,338	$39,800

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

ALTO GROUP HOLDINGS, INC.

/s/ Mark Klok
Dated: March 15, 2011	By: Mark Klok, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Mark Klok	President, Secretary,	March 15, 2011
Mark Klok	and Director

/s/ Robert Howie	Director	March 15, 2011
Robert Howie

/s/ Lee Rice	Director	March 15, 2011
Lee Rice