Form 10-K/A
period 2010-11-30
Alto Group Holdings Inc.
filed 2011-04-07
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED NOVEMBER 30, 2010
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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

This Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended November 30, 2010, filed with Securities and Exchange Commission on March 16, 2011. The purpose of this Amendment No. 1 is principally to amend the following items:

1. Item 11, “Executive and Director Compensation” is amended to include stock awards in the Summary Compensation Table”.

2. Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is amended to update the Beneficial Ownership table to March 15, 2011.

This Amendment No.1 has no effect on the Registrant’s financial statements and does not reflect events that occurred subsequent to the filing of the Original Report.

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

Number of Holders

As of March 15, 2011, there were 6 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 15, 2011, there were 274,013,332 shares of common stock outstanding on record with the stock transfer agent.

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

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
STATEMENTS OF OPERATIONS

			From Inception
			on September 21,
	For the Years Ended		2007 Through
	November 30,		November 30,
	2010	2009	2010

NET REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration and carrying costs	24,350	-	26,975
Officers' and directors' compensation (including
stock-based compensation of $860,000, $-0-,
and $860,000, respectively)	1,012,000	-	1,012,000
Consulting fees (including stock-based compensation
of $2,300,000, $-0-, and $2,300,000, respectively)	2,354,300	-	2,354,300
Professional fees (including stock-based compensation
of $680,000, $-0-, and $680,000, respectively)	846,818	-	846,818
General and administrative	64,037	51,995	165,368
Donated services	-	6,400	18,400
Impairment of mineral property
acquisition costs	-	-	6,500

Total Operating Expenses	4,301,505	58,395	4,430,361

LOSS FROM OPERATIONS	(4,301,505)	(58,395)	(4,430,361)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to
former related parties	28,539	-	28,539
Interest expense	(70,243)	-	(70,243)

Total Other Income (Expenses)	(41,704)	-	(41,704)

LOSS BEFORE INCOME TAXES	(4,343,209)	(58,395)	(4,472,065)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,343,209)	$(58,395)	$(4,472,065)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.06)	$(0.00)	$(0.06)

Weighted average shares outstanding	76,225,205	79,680,000	78,600,971

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

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

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

As more fully described in Note 5, a total of $15,000 notes payable (arising from professional services rendered) and $845 accrued interest was satisfied through the delivery of a total of 45,000,000 shares of the Company common stock in October and November of 2010.

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

On May 19, 2010, the Company issued a total of 13,333,332 shares of common stock (9,999,999 shares to three officers and directors; 3,333,333 shares to a consultant serving as the Company’s director of finance) for services rendered to the Company.  The $400,000 estimated fair value of the 13,333,332 shares was charged $300,000 to “officers and directors compensation” and $100,000 to “consulting fees” in the Statement of Operations in the three months ended May 31, 2010.

On October 14, 2010, the Company entered into a Note Conversion Agreement with two entities.  Pursuant to the agreement, the Company satisfied a $5,000 note payable to its corporate counsel dated March 15, 2010 (which arose from professional services rendered by its corporate counsel and was assigned to the two entities) through the delivery of a total of 15,000,000 shares of Company common stock from October 22, 2010 to December 6, 2010 to the two entities (11,000,000 shares to one entity; 4,000,000 shares to the other entity).  The Company reported the $294,736 excess of the fair value of the common stock (based on the closing trading price per share) at October 14, 2010 ($300,000) over the amount of the debt ($5,000) and accrued interest ($264) settled ($5,264 total) as “professional fees” in the Statement of Operations for the year ended November 30, 2010.

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

Pursuant to Note Conversion Agreements with the same entity who received the 11,000,000 shares described in the second preceding paragraph  dated November 8, 2010, November 15, 2010, and November 22, 2010, the Company satisfied a $10,000 note payable to its corporate counsel dated March 31, 2010 (which arose from professional services rendered  by its corporate counsel and was assigned to the entity) through the delivery of a total of 30,000,000 shares of Company common stock (10,000,000 shares each on November 9, 2010, November 15, 2010, and November 23, 2010) to the entity.  The Company reported the $369,419 excess of the fair value of the common stock (based on the closing trading price per share) at the dates of the respective Note Conversion Agreements ($380,000 total) over the amount of debt ($10,000) and accrued interest ($581) settled ($10,581 total) as “professional fees” in the Statement of Operations for the year ended November 30, 2010.

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

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At November 30, 2010, the Company has a net operating loss carry-forward of $590,574 which expires $3,372 in 2027, $55,089 in 2028, $51,995 in 2029 and $480,118 in 2030. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

On November 28, 2010, the Company executed a Joint Venture Agreement with St. Watson Mining Company Mali SARL (a Mali corporation) (“SWMCM”) and St. Watson Mining

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 8 -  SUBSEQUENT EVENTS

From December 6, 2010 to February 28, 2011, the Company entered into Note Conversion Agreements with two entities whereby the Company satisfied a total of $30,000 notes payable to its corporate counsel (which arose from professional services rendered by its corporate counsel and were assigned to the two entities) through the delivery of a total of 120,000,000 shares of Company common stock to the two entities (90,000,000 shares to the same entity described in the second to last paragraph of Note 5; 30,000,000 shares to another entity).  In connection with these issuances of common stock, the Company expects to report the approximately $2,315,000 excess of the fair value of the common stock (based on the closing trading price per share) at the dates of the respective Note Conversion Agreements (approximately $2,347,000 total) over the amount of debt and accrued interest settled (approximately $32,000 total) as “professional fees” in the Statement of Operations for the three months ending February 28, 2011.

From December 2, 2010 to February 28, 2011, the Company issued additional notes payable totaling $712,000 to the investor who was owed $140,000 at November 30, 2010 (see Note 4) in exchange for cash totaling $712,000.  The unsecured notes bear interest at 9% and are due at varying dates from December 2, 2011 to February 28, 2012.

On December 1, 2010, the Company issued a Convertible Promissory Note to an accredited investor in exchange for $35,000 cash ($25,000 received on December 2, 2010; $10,000 received January 4, 2011).  The note bears interest at 12%, is due May 31, 2011 and is convertible at the option of the holder in whole or in part into shares of Company common stock at a conversion price equal to 60% of the then current market price.

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

On March 9, 2011, the Company issued 10,000,000 shares of common stock to the same entity described in the second to last paragraph of Note 5 in satisfaction of a $2,500 note payable to the Company’s corporate counsel (which arose from professional services rendered and was assigned to said entity).  In connection with this issuance of common stock, the Company expects to report the approximately $117,300 excess of the fair value of the common stock (based on the closing trading price per share) at the date of the related Note Conversion Agreement (approximately $120,000) over the amount of debt and accrued interest settled (approximately $2,700) as “professional fees” in the statement of operations for the three months ending May 31, 2011.

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

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Mark Klok	2010	$ 48,000	$560,000	$ —	$ 608,000
President, Secretary,	2009	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (1)

Chene Gardner	2010	$ 32,000	$ 100,000	$ —	$132,000
Principal Financial	2009	$ —	$ —	$ —	$ —
Officer (2)

Natalee Bannister	2010	$ —	$ —	$ —	$ —
President, Secretary,	2009	$ —	$ —	$ 16,000	$16,000
Treasurer, and
Principal Financial Officer (3)

Lee Rice	2010	$ 48,000	$ 100,000	$ —	$ 148,000
President, Secretary,	2009	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (4)

Tareq Hinawy	2010	$ —	$ —	$ —	$ —
President, Secretary,	2009	$ —	$ —	$ —	$ —
Treasurer, and
Principal Financial Officer (5)

Robert Howie	2010	$48,000	$100,000	$ —	$148,000
Chief Operating	2009	$ —	$ —	$ —	$ —
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 15, 2011, there are a total of 274,013,332 shares of our common stock outstanding, 14,000,000 shares of our Series A Preferred Stock outstanding (“Series A Preferred Stock”), and 100,000 shares of Series B Preferred Stock outstanding (“Series B Preferred Stock”).  Holders of our Series A Preferred Stock are able to convert into an aggregate of 56,000,000 shares of common stock and are able to vote together with holders of our common shares on an as-converted basis.  Holders of our Series B Preferred Stock are not able to convert into common stock but hold, in the aggregate, 2,000,000,000 voting rights and are able to vote together with holders of our common shares on all matters upon which our common stockholders may vote.  The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 245 Park Avenue, Suite 2431, New York, NY 10167.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class(1)
Mark Klok(2) (3)	66,000,000	20.00%
Chene Gardner(4)	3,333,333	1.22%
Robert Howie(5)	13,333,333	4.87%
Lee Rice(6)	3,333,333	1.22%
Opiuchus Holdings, Inc.(7)	56,000,000	16.97%
Mexican Hunter S.A. (8)	10,000,000	3.65%
All directors and officers as a group (4 persons)	75,999,999	27.31%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 274,013,332 shares of common stock outstanding as of March 15, 2011, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Principal shareholder of the Company.  Includes 14,000,000 shares of preferred stock held directly which is convertible into 56,000,000 shares of common stock.  Also includes 10,000,000 shares of common stock held directly by Mexican Hunter S.A., a corporation in which Opiuchus Holdings, Inc. is a principal shareholder.

(3) Chairman and CEO of the Company.  Includes 56,000,000 shares of Common Stock issuable from the conversion of 14,000,000 shares of Series A Preferred Stock held by Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mr. Klok.  Also includes 10,000,000 shares of Common Stock held by directly by Mexican Hunter S.A. de C.V. a corporation organized in Mexico in which Mr. Klok is a principal.  Excludes 100,000 shares of Series B Preferred Stock that carry an aggregate of 2,000,000,000 votes but which are not convertible into Common Stock.  If the votes of the Series B Preferred Shares are taken into account, Mr. Klok beneficially holds voting rights with respect to 88.67% of the Company.

(4) Chief Financial Officer of the Company.  Includes 3,333,333 shares of common stock held directly by Mr. Gardner.

(5) Chief Operating Officer and Director of the Company.  Includes 3,333,333 shares of common stock held directly and 10,000,000 shares of common stock held indirectly by Mexican Hunter S.A., a corporation in which Mr. Howie is a principal shareholder.

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

PART IV

ITEM 15.      EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our report on Form 8-K filed on December 23, 2009)
3.3	Bylaws (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008) .
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

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