Form 10-Q
period 2011-02-28
Alto Group Holdings Inc.
filed 2011-04-19
CIK 1430124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-53592

ALTO GROUP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0686507 (I.R.S. Employer Identification No.)

245 Park Avenue, Suite 2431, New York, NY 10167 (Address of principal executive offices) (Zip Code)

(801) 816-2520 (Registrant's telephone number, including area code)

(Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

As of April 8, 2011 there were 329,013,332 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Financial Statements of the Company are prepared as of February 28, 2011.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,	November 30,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$28,423	$2,142
Loans receivable	7,500	-

Total Current Assets	35,923	2,142

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $2,796 and $-0-, respectively	95,056	-

OTHER ASSETS

Mining assets	45,500	45,500
Other assets	12,000	-
Mineral property acquistion costs, less reserve
for impairment of $6,500	-	-

Total Other Assets	57,500	45,500

TOTAL ASSETS	$188,479	$47,642

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$277,498	$87,265
Due to related parties	188,500	148,500
Notes and loans payable	1,149,746	267,500

Total Current Liabilities	1,615,744	503,265

TOTAL LIABILITIES	1,615,744	503,265

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares
authorized:
Series A Preferred Stock, 20,000,000 shares designated,
14,000,000 and 14,000,000 shares issued and outstanding,
respectively	140	140
Series B Preferred Stock, 100,000 and 100,000 shares
issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 350,000,000 shares
authorized, 253,013,332 and 120,013,332 shares issued
and outstanding and to be issued, respectively	2,530	1,200
Additional paid-in capital	6,562,371	4,015,101
Deficit accumulated during the exploration stage	(7,992,307)	(4,472,065)

Total Stockholders' Deficit	(1,427,265)	(455,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$188,479	$47,642

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			on September 21,
	For the Three Months Ended		2007 Through
	February 28,		February 28,
	2011	2010	2011

NET REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration and carrying costs	211,480	-	238,455
Officers' and directors' compensation (including
stock-based compensation of $-0-, $-0-,
and $860,000, respectively)	48,000	-	1,060,000
Consulting fees (including stock-based compensation
of $-0-, $2,200,000, and $2,300,000, respectively)	159,650	2,212,000	2,513,950
Professional fees (including stock-based compensation
of $2,372,017, $-0-, and $3,052,017, respectively)	2,468,878	5,797	3,315,696
General and administrative	183,077	-	348,445
Donated services	-	-	18,400
Impairment of mineral property
acquisition costs	-	-	6,500

Total Operating Expenses	3,071,085	2,217,797	7,501,446

LOSS FROM OPERATIONS	(3,071,085)	(2,217,797)	(7,501,446)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to
former related parties	-	-	28,539
Write off of Goodwill	(431,713)	-	(431,713)
Interest expense	(17,444)	-	(87,687)

Total Other Income (Expenses)	(449,157)	-	(490,861)

LOSS BEFORE INCOME TAXES	(3,520,242)	(2,217,797)	(7,992,307)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(3,520,242)	$(2,217,797)	$(7,992,307)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.03)	$(0.03)	$(0.10)

Weighted average shares outstanding	136,372,236	81,013,333	77,694,746

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 21, 2007) to February 28, 2011

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
of common stock issued over amount
of debt and accrued interest settled
(charged to professional fees in the
statement of operations)	-	-	-	-	45,000,000	450	679,550	-	-	680,000

Net loss for the year ended
November 30, 2010	-	-	-	-	-	-	-	-	(4,343,209)	(4,343,209)

Balance, November 30, 2010	14,000,000	140	100,000	1	120,013,332	1,200	4,015,101	-	(4,472,065)	(455,623)

Unaudited:
Common stock issued for
acquistion of Liberty American, LLC
on Janury 24, 2011	-	-	-	-	10,000,000	100	144,900	-	-	145,000

Conversion of notes payable and
accrued interest into common stock,
including $2,372,017 excess of fair
value of common stock issued over
amount of debt and accrued interest
settled (charged to professional fees
in the statement of operations)	-	-	-	-	123,000,000	1,230	2,402,370	-	-	2,403,600

Net loss for the three months ended
February 28, 2011	-	-	-	-	-	-	-	-	(3,520,242)	(3,520,242)

Balance, February 28, 2011	14,000,000	$140	100,000	$1	253,013,332	$2,530	$6,562,371	$-	$(7,992,307)	$(1,427,265)

The accompanying notes are an integral part of these finanical statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
			on September 21,
	For the Three Months Ended		2007 Through
	February 28,		February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,520,242)	$(2,217,797)	$(7,992,307)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	2,796	-	2,796
Write off of goodwill	431,713	-	431,713
Stock issued for services, including $2,372,017, $-0-, and
$3,036,172, respectively, of excess of fair value of common stock issued over amount of debt and accrued interest settled (charged
to professional fees in the statement of operations)	2,372,017	2,200,000	6,196,172
Amortization of debt discount	-	-	38,936
Gain from forgiveness of amounts due to related parties	-	-	(28,539)
Donated services and expenses	-	-	18,400
Impairment of mineral property acquisition costs	-	-	6,500
Changes in operating assets and liabilities:
Other assets	(12,000)		(12,000)
Accounts payable and accrued liabilities	124,203	5,797	307,314
Accrued consulting fees and expenses due to related parties	40,000	12,000	217,038

Net Cash Used by Operating Activities	(561,513)	-	(813,977)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash received in connection with acquisition of Liberty American, LLC	65	-	65
Purchases of property and equipment	(97,852)	-	(97,852)
Mineral property acquisition costs	-	-	(6,500)

Net Cash Used by Investing Activities	(97,787)	-	(104,287)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in due to related party	-	-	28,006
Proceeds from notes payable	747,000	-	984,500
Repayment of note payable	-	-	(50,000)
Repayment of loan payable of Liberty American, LLC to the
Company's corporate counsel	(61,419)	-	(61,419)
Proceeds from sale of common stock	-	-	45,600

Net Cash Provided by Financing Activities	685,581	-	946,687

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,281	-	28,423

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,142	575	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,423	$575	$28,423

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Forgiveness of due to related party by then majority
stockholder on September 15, 2009	$-	$-	$28,006

Stock issued for services	$-	$2,200,000	$2,200,000

Conversion of notes payable and accrued interest
into common stock:
Notes payable ($30,000) and accrued interest
($1,356) settled	$31,356	$-	$47,201
Excess of fair value of common stock issued
over amount of debt and accrued interest settled
(charged to professional fees in the statement
of operations)	2,372,017	-	3,036,172
Fair value of 123,000,000 shares of common
stock issued	$2,403,373	$-	$3,083,373

Conversion of common stock to Series A
preferred stock on March 3, 2010	$-	$-	$360,000

Common stock issued for acquistion of mining
assets on March 12, 2010	$-	$-	$45,500

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a total stockholders’ deficit of $1,427,265 and has accumulated losses of $7,992,307 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K/A filed on April 7, 2011.  Operating results for the three months ended February 28, 2011 are not necessarily indicative of the results to be expected for the year ending November 30, 2011.

NOTE 3 -  ACQUISITION OF LIBERTY AMERICAN, LLC

On January 24, 2011, the Company acquired from the wife of the Company’s corporate counsel all of the membership units of Liberty American, LLC (“Liberty”), a Utah limited liability company that holds certain development rights with respect to the La Cienega gold mining concession in Northern Sonora, Mexico, in exchange for 10,000,000 restricted shares of the Company common stock to be issued within 30 days (issued March 5, 2011).  The agreement embodying the Acquisition contains standard warranties and representations by the Company and the previous owner of Liberty.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

NOTE 3 -  ACQUISITION OF LIBERTY AMERICAN, LLC (continued)

The estimated fair values of the identifiable net assets of Liberty at January 24, 2011 (date of acquisition) consisted of:

Cash and cash equivalents	$65
Loan receivable	7,500
Total assets	7,565

Account payable	61,951
Accrued interest payable	35,662
Notes payable	196,665
Total liabilities	294,278

Identifiable net assets	$(286,713)

Goodwill of $431,713 (excess of the $145,000 fair value of the 10,000,000 common shares over the $286,713 negative identifiable net assets of Liberty) was recorded at the January 24, 2011 acquisition date.  As the Company believed that the fair value of the goodwill recorded by the Company was $-0-, the entire $431,713 goodwill was written off on the January 24, 2011 acquisition date.

The following pro forma information summarized the results of operations for the periods indicated as if the acquisition occurred at November 30, 2009.  The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on November 30, 2009.

	Three Months Ended February 28,
	2011	2010

Net revenues	$-0-	$2,598

Exploration and carrying costs	211,480	-
Officers and directors’ compensation	48,000	-
Consulting fees	159,650	2,218,000
Professional fees	2,468,878	5,797
General and administrative	183,085	31,043

Total operating expenses	3,071,093	2,254,840

Loss from operations	(3,071,093)	(2,252,242)

Interest expense	(40,426)	(12,127)

Net loss	$(3,111,519)	$(2,264,369)

Diluted loss per common share	$(0.02)	$(0.03)

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

        NOTE 4-  RELATED PARTY BALANCES / TRANSACTIONS

Due to related parties consist of:
	February 28, 2011	November 30, 2010

Accrued consulting fees and expenses due to current officers and directors	188,500	148,500
Total	$188,500	$148,500

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

During the three months ended February 28, 2011, the Company accrued $48,000 in consulting fees due to three directors of the Company to consulting agreements (Note 6).

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

NOTE 5 -  NOTES AND LOANS PAYABLE

Notes and loans payable consisted of the following:	February 28, 2011	November 30, 2010
Note payable dated June 7, 2010 to an unsolicited accredited investor, interest at 12% per annum, due on December 7, 2010, unsecured, now past due and in default	$22,000	$22,000
Notes payable to an unsolicited accredited investor, interest at 9% per annum, due in varying amounts from October 27, 2011 to February 28, 2012, unsecured	852,000	140,000
Notes payable dated December 1, 2010 to an unsolicited accredited investor, interest at 12% per annum, due May 31, 2011, convertible into common stock at a conversion price equal to 60% of the then current market price	35,000	-
Notes payable to the Company’s corporate counsel dated from July 31, 2010 to February 28, 2011 (arising from services rendered), interest at 9% per annum, due monthly from July 31, 2011 to February 28, 2012 in eight $10,000 amounts, unsecured	80,000	80,000
Note payable to the Company’s corporate counsel dated November 1, 2010, interest at 9% per annum, due November 1, 2011, unsecured	20,000	20,000
Note payable to the Company’s corporate counsel dated July 14, 2010, interest at 8% per annum, due April 16, 2011, unsecured	5,500	5,500
Note payable of Liberty American, LLC to the Company’s corporate counsel, interest at 12% per annum, due on demand, unsecured	135,246	-
Total Notes and Loans Payable	1,149,746	267,500
Less: Current Portion	(1,149,746)	(267,500)
Long-Term Notes and Loans Payable	$-	$-

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

        NOTE 5 -  NOTES AND LOANS PAYABLE (Continued)

As more fully described in Note 6, a total of $15,000 notes payable (arising from professional services rendered) and $845 accrued interest was satisfied through the delivery of a total of 45,000,000 shares of the Company common stock in October and November of 2010.  In the three months ended February 28, 2011, a total of $30,000 notes payable (arising from professional services rendered) and $1,356 accrued interest was satisfied through the delivery of a total of 123,000,000 shares of Company common stock.

At February 28, 2011 and November 30, 2010 accounts payable and accrued liabilities include $17,121 and $32,121, respectively, due the Company’s corporate counsel.

Accrued interest payable on the notes payable at February 28, 2011 and November 30, 2010 was $16,173 and $4,246, respectively, which is included within “accounts payable and accrued liabilities” in the Balance Sheet.

NOTE 6 -  PREFERRED STOCK AND COMMON STOCK

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

On February 22, 2010 the Company entered into consulting agreements with five individuals (the “S-8 Consultants”) which provided for the S-8 Consultants to provide certain consulting services to the Company through March 31, 2010 and issued each of the S-8 Consultants, 4,000,000 shares of Company common stock (20,000,000 shares total).  The $2,200,000 estimated fair value of the 20,000,000 shares was charged to operations in the three months ended February 28, 2010.

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

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

         NOTE 6 -   PREFERRED STOCK AND COMMON STOCK (Continued)

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

On October 14, 2010, the Company entered into a Note Conversion Agreement with two entities.  Pursuant to the agreement, the Company satisfied a $5,000 note payable to its corporate counsel dated March 15, 2010 (which arose from professional services rendered and was assigned to the two entities) through the delivery of a total of 15,000,000 shares of Company common stock from October 22, 2010 to December 6, 2010 to the two entities.  The Company reported the $294,736 excess of the fair value of the common stock at October 14, 2010 ($300,000) over the amount of the debt ($5,000) and accrued interest ($264) settled ($5,264 total) as “professional fees” in the Statement of Operations for the year ended November 30, 2010.

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

Pursuant to Note Conversion Agreements with an entity dated November 8, 2010, November 15, 2010, and November 22, 2010, the Company satisfied a $10,000 note payable to its corporate counsel dated March 31, 2010 (which arose from professional services rendered and was assigned to the entity) through the delivery of a total of 30,000,000 shares of Company common stock (10,000,000 shares each on November 9, 2010, November 15, 2010, and November 23, 2010) to the entity.  The Company reported the $369,419 excess of the fair value of the common stock at the dates of the respective Note Conversion Agreements ($380,000 total) over the amount of debt ($10,000) and accrued interest ($581) settled ($10,581 total) as “professional fees” in the Statement of Operations for the year ended November 30, 2010.

From December 6, 2010 to February 28, 2011, the Company entered into Note Conversion Agreements with two entities whereby the Company satisfied a total of $30,000 notes payable to its corporate counsel (which arose from professional services rendered and were assigned to the

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

NOTE 6 -  PREFERRED STOCK AND COMMON STOCK (Continued)

two entities) through the delivery of a total of 123,000,000 shares of Company common stock to the two entities.  The Company reported the $2,372,017 excess of the fair value of the common stock at the dates of the respective Note Conversion Agreements ($2,403,600 total) over the amount of debt ($30,000) and accrued interest ($1,356) settled ($31,356 total) as “professional fees” in the Statement of Operations for the three months ended February 28, 2011.

On January 14, 2011, a majority of the Company’s disinterested directors approved an increase in the voting rights of the Series B Preferred Stock from 2,000 to 20,000 votes per share (or a total equivalent of 2,000,000,000 voting shares for the 100,000 shares of Series B Preferred Stock held by Opiuchus Holdings, Inc., a company controlled by the Company’s chief executive officer).

On January 14, 2011, we amended and restated our Articles of Incorporation ("Restatement") by increasing the number of authorized shares of our common stock from 200,000,000 to 350,000,000.  On January 18, 2011, we filed a definitive Information Statement on Schedule 14C describing the Restatement, and wherein we informed our shareholders that holders of a majority of our voting shares had approved the Restatement by written consent in lieu of a shareholder meeting.

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

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

NOTE 7 -  INCOME TAXES

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes follows:

	For the three months ended February 28, 2011		For the three months ended February 28, 2010	September 21, 2007 (Date of Inception) to February 28, 2011

Income tax recovery at statutory rate	$1,196,882		$754,051	$2,717,384

Non- deductible stock-based compensation	(806,486)		(748,000)	(2,106,698)

Non-deductible donated services		-	-	(6,256)
Non-deductible amortization of debt discount	-		-	(13,238)
Non-deductible writeoff of goodwill	(146,782)		-	(146,782)
Valuation allowance change	(243,614)		(6,051)	(444,410)

Provision for income taxes	$–		$–	$–

        The components of the net deferred tax asset consist of:

	February 28, 2011	November 30, 2010

Net operating loss carry-forward	$444,410	$200,795

Valuation allowance	(444,410)	(200,795)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At February 28, 2011, the Company has a net operating loss carry-forward of $1,307,086 which expires $3,372 in 2027, $55,089 in 2028, $51,995 in 2029, $480,118 in 2030, and $716,512 in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

NOTE 7 -  INCOME TAXES (continued)

assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

On February 1, 2010, the Company entered into agreements with three directors of the Company for consulting services to the Company at $4,000 per month each for a period of one year ($144,000 total).  The agreement continues on a month to month basis.

On February 1, 2010, the Company entered into consulting agreements with two individuals for consulting services to the Castle Peak joint venture which provided for payments totaling $156,000 over the one year term of the agreements.  As the Castle Peak joint venture did not materialize, the agreements are void and the Company is no longer liable to pay for the consulting services.

On March 15, 2010, we received notice that our joint venture agreement with Castle Peak Mining Ltd. (“Castle Peak”) had been terminated.  The agreement with Castle Peak concerned certain mining concessions in Ghana, West Africa and contained various obligations of the Company to provide phased financing for exploration and development of these concessions.  The joint venture agreement also provided for the issuance of 322,000 restricted shares of common stock (which were not issued).  The joint venture agreement was to be approved by the Ghana Government Minerals Commission, which did not occur.

On November 28, 2010, the Company executed a Joint Venture Agreement with St. Watson Mining Company Mali SARL (a Mali corporation) (“SWMCM”) and St. Watson Mining Company Ltd. (a Sierra Leona limited company) (“SWMC”).  The agreement provides for SWMCM to contribute a certain gold mining dredge and a mining concession located in Mali, West Africa to the Joint Venture and for SWMC to contribute two mining concessions located in Sierra Leone, West Africa to the Joint Venture.  The Company is to contribute a total of $400,000 cash to the Joint Venture within 120 days of the agreement and to issue a total of 10,000,000 shares of the Company common stock to the two SWMCM stockholders (For the three months ended February 28, 2011, the Company paid a total of $129,000 relating to this commitment.  On March 5, 2011 the Company issued the 10,000,000 shares of common stock to the two SWMCM stockholders).  The Company is to have a 50% equity interest in the Joint Venture.

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

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

        NOTE 9 -  SUBSEQUENT EVENTS

On March 5, 2011, the Company issued a total of 10,000,000 restricted shares of common stock to the two SWMCM stockholders pursuant to a Joint Venture Agreement dated November 28, 2010.  See Note 8.

Also on March 5, 2011, the Company issued a total of 6,000,000 shares of common stock to three consultants for services rendered.

From March 9, 2011 to April 5, 2011, the Company issued a total of 60,000,000 shares of common stock to a corporation in satisfaction of notes payable to the Company’s corporate counsel (which arose from professional services rendered and was assigned to said corporation).

At April 14, 2011, the Company had 329,013,332 shares of common stock issued and outstanding.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

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

Importantly, although we believe that the mineral concessions in which we hold rights may contain valuable deposits that would inure to the benefit of the Company and its shareholders, we cannot assure you that commercially viable deposits exist on any of our properties until further exploration and development has been undertaken and a thorough economic feasibility analysis has been prepared.  We are actively seeking to raise working capital sufficient to begin exploration and development of these concessions, as well as for other development opportunities.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors.  We have no plans to change our business activities from the exploration and development of mining interests with the objective of including extraction and production operations as a core component of the business of the Company.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

Liquidity and Capital Resources

As of February 28, 2011, our working capital deficit of $1,579,821 was comprised of total current assets of $35,923 consisting of cash and cash equivalents, and total current liabilities of $1,615,744. While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

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

Net cash used in operating activities was $561,613 during the quarter ended February 28, 2011, compared to $-0- during the quarter ended February 28, 2010.  During the quarter ended February 28, 2011, we incurred a net loss of $3,520,242.  Included in this loss is stock issued for services valued at $2,372,017.  Accounts payable and accrued expenses increased by $164,203 during the quarter ended February 28, 2011.  By comparison, during the quarter ended February 28, 2010, we incurred a net loss of $2,217,797 and reported an increase in accounts payable and accrued expenses of $17,797.  During the quarter ended February 28, 2010, the company issued 20,000,000 shares of Company common stock for consulting services with five individuals.  The Company recorded consulting expenses of $2,212,000 based on the market value of the stock at the time of stock issuance.  Historically, we have

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the quarters ended February 28, 2011 and 2010, the Company used $97,787, and $-0-, respectively, in investing activities.  During the quarter ended February 28, 2011, the Company purchased property and equipment in the amount of $97,852.  The Company also made $7,500 in loans during the same period.

Net cash provided by financing activities during the quarter ended February 28, 2011, was $585,581, consisting of proceeds of $747,000 in the form of loans from accredited investors.  The Company also used $61,419 to repay loans of Liberty American LLC to Corporate Counsel.  During the quarter ended February 28, 2010 net cash provided by financing activities was $-0-.

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

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

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

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

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

(b) There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

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

Item 1A. Risk Factors

Because we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities

On January 24, 2011, pursuant to the acquisition of Liberty American, LLC (“Liberty”), the Company issued 10,000,000 shares (“Consideration Shares”) of common stock in exchange for all of the membership units of Liberty.  The recipient of the Consideration Shares was an “accredited investor” as such term is defined by rules promulgated by the Securities and Exchange Commission (“SEC”).  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that the issuance of the Consideration Shares pursuant to the acquisition of Liberty was exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act of 1933.

On January 24, 2011, the “Company converted into common stock a certain note (the “Note”) issued by the Company on June 30, 2010.  Subject to the terms and conditions of the various conversion agreements entered into with the Note holders, the Company agreed to convert the Note into an aggregate of 20,000,000 shares of common stock of the Company.  The Note holders are all “accredited investors” as defined under Rule 501 of Regulation D.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that these transactions were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On February 22, 2011, the “Company converted into common stock a certain note (the “Note”) issued by the Company on June 30, 2010.  Subject to the terms and conditions of the various conversion agreements entered into with the Note holders, the Company agreed to convert the Note into an aggregate of 20,000,000 shares of common stock of the Company.  The Note holders are all “accredited investors” as defined under Rule 501 of Regulation D.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that these transactions were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On February 22, 2011, the Company filed a Notice of Exempt Offering of Securities on Form D, as prescribed by the Securities and Exchange Commission, in connection with the private offering (“Offering”) of up to $10,000,000 in convertible promissory notes (the “Notes”) solely to “accredited investors” as that term is under Rule 501 of Regulation D.  No solicitation has been or will be made and no underwriting discounts have been or will be given or paid in connection with the Offering.  The Company believes that the Offering is exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ALTO GROUP HOLDINGS, INC.
(an exploration stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on January 14, 2011).
3.3	Bylaws (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

*  filed herewith

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Mark Klok
Dated: April 19, 2011	By: Mark Klok, President, Secretary, and Director