Form 10-Q
period 2011-05-31
Alto Group Holdings Inc.
filed 2011-07-20
CIK 1430124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

(212) 803-8187 (Registrant's telephone number, including area code)

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

Yes [ ] No [X]

As of July 15, 2011 there were 455,613,332 shares of our common stock issued and outstanding.

1

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Financial Statements of the Company are prepared as of May 31, 2011.

tatements of Operations

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,	November 30,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$13,772	$2,142
Loans receivable	8,400	—

Total Current Assets	22,172	2,142

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $10,980 and $-0-, respectively	220,071	—

OTHER ASSETS

Mining assets	45,500	45,500
Other assets	18,000	—
Mineral property acquistion costs, less reserve
for impairment of $6,500	—	—

Total Other Assets	63,500	45,500

TOTAL ASSETS	$305,743	$47,642

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$430,219	$87,265
Due to related parties	154,300	148,500
Notes and loans payable	2,176,134	267,500

Total Current Liabilities	2,760,653	503,265

TOTAL LIABILITIES	2,760,653	503,265

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares authorized
Series A Preferred Stock, 20,000,000 shares designated, 14,000,000 and 14,000,000 shares issued and outstanding, respectively	140	140
Series B Preferred Stock, 100,000 and 100,000 shares
issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 750,000,000 shares authorized, 359,013,332 and 120,013,332 shares issued and outstanding and to be issued, respectively	3,590	1,200
Additional paid-in capital	7,992,661	4,015,101
Deficit accumulated during the exploration stage	(10,451,302)	(4,472,065)

Total Stockholders' Deficit	(2,454,910)	(455,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$305,743	$47,642
The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From Inception on September 21,,
	May 31,		May 31,		2007 Through ,
	2011	2010	2011	2010	May 31, 2011
NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration and carrying costs (including
stock-based costs of $123,000, $-0-, $123,000,
$-0-, and $123,000, respectively)	249,316	—	460,796	—	487,771
Officers' and directors' compensation (including
stock-based compensation of $-0-, $660,000,
$-0-, $660,000 and $860,000, respectively)	53,000	696,000	101,000	708,000	1,113,000
Consulting fees (including stock-based compensation
of $49,200, $100,000, $49,200, $2,300,000, and
$2,349,200, respectively)	349,340	100,000	508,990	2,300,000	2,863,290
Professional fees (including stock-based compensation
of $931,652, $-0-, $3,303,669, $-0- and
$3,967,824, respectively)	1,058,072	77,283	3,526,950	83,080	4,373,768
General and administrative	600,910	7,839	783,987	7,839	949,355
Donated services	—	—	—	—	18,400
Impairment of mineral property
acquisition costs	—	—	—	—	6,500

Total Operating Expenses	2,310,638	881,122	5,381,723	3,098,919	9,812,084

LOSS FROM OPERATIONS	(2,310,638)	(881,122)	(5,381,723)	(3,098,919)	(9,812,084)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to
former related parties	—	—	—	—	28,539
Write off of goodwill	—	—	(431,713)	—	(431,713)
Interest expense (including amortization of debt
discount of $95,638, $-0-, $95,638, $-0-,
and $134,574, respectively)	(148,357)	(72)	(165,801)	(72)	(236,044)

Total Other Income (Expenses)	(148,357)	(72)	(597,514)	(72)	(639,218)

LOSS BEFORE INCOME TAXES	(2,458,995)	(881,194)	(5,979,237)	(3,098,991)	(10,451,302)

INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(2,458,995)	$(881,194)	$(5,979,237)	$(3,098,991)	$(10,451,302)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.04)	$(0.10)

Weighted average shares outstanding	325,111,158	63,680,000	255,777,068	72,251,428	102,224,451

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 21, 2007) to February 28, 2011
									Deficit
									Accumulated
	Series A		Series B				Additional		During the
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Exploration
	Shares	Par	Shares	Par	Shares	Par	Capital	Receivable	Stage	Total

Balance at Inception on
September 21, 2007	—	$—	—	$—	—	$—	$—	$—	$—	$—

Common shares sold for cash
at $0.000125 per share	—	—	—	—	48,000,000	480	5,520	—	—	6,000

Common shares sold for cash
at $0.00125 per share	—	—	—	—	31,680,000	317	39,283	(4,500)	—	35,100

Donated services and expenses	—	—	—	—	—	—	2,400	—	—	2,400

Net loss for the year ended
November 30, 2007	—	—	—	—	—	—	—	—	(5,772)	(5,772)

Balance, November 30, 2007	—	—	—	—	79,680,000	797	47,203	(4,500)	(5,772)	37,728

Common stock subscriptions collected	—	—	—	—	—	—	—	4,500	—	4,500

Donated services and expenses	—	—	—	—	—	—	9,600	—	—	9,600

Net loss for the year ended
November 30, 2008	—	—	—	—	—	—	—	—	(64,689)	(64,689)

Balance, November 30, 2008	—	—	—	—	79,680,000	797	56,803	—	(70,461)	(12,861)

Donated services and expenses	—	—	—	—	—	—	6,400	—	—	6,400

Forgiveness of due to related party by
then majority stockholder on
September 15, 2009	—	—	—	—	—	—	28,006	—	—	28,006

Net loss for the year ended
November 30, 2009	—	—	—	—	—	—	—	—	(58,395)	(58,395)

Balance, November 30, 2009	—	—	—	—	79,680,000	797	91,209	—	(128,856)	(36,850)

Conversion of common stock
to Series A preferred stock
on March 3, 2010	14,000,000	140	—	—	(48,000,000)	(480)	360,340	—	—	360,000

Common stock issued for
acquistion of mining assets
on March 12, 2010	—	—	—	—	10,000,000	100	45,400	—	—	45,500

Common stock issued for
services	—	—	—	—	33,333,332	333	2,599,667	—	—	2,600,000

Intrinsic value of beneficial conversion
feature relating to issuance of $50,000
prommissory note on July 14, 2010	—	—	—	—	—	—	38,936	—	—	38,936

Series B preferred stock issued to
chief executive officer for services
on October 15, 2010	—	—	100,000	1	—	—	199,999	—	—	200,000

Conversion of notes payable and
accrued interest into common stock,
including $664,155 excess of fair value
of common stock issued over amount
of debt and accrued interest settled
(charged to professional fees in the
statement of operations)	—	—	—	—	45,000,000	450	679,550	—	—	680,000

Net loss for the year ended
November 30, 2010	—	—	—	—	—	—	—	—	(4,343,209)	(4,343,209)

Balance, November 30, 2010	14,000,000	140	100,000	1	120,013,332	1,200	4,015,101	—	(4,472,065)	(455,623)

Unaudited:
Common stock issued for
acquistion of Liberty American, LLC
on Janury 24, 2011	—	—	—	—	10,000,000	100	144,900	—	—	145,000

Common stock issued for
services on March 2, 2011	—	—	—	—	4,000,000	40	49,160	—	—	49,200

Common stock issued for
joint venture agreement
on March 2, 2011	—	—	—	—	10,000,000	100	122,900	—	—	123,000

Intrinsic value of beneficial conversion
feature relating to issuance of
$1,022,500 convertible notes	—	—	—	—	—	—	306,750	—	—	306,750

Conversion of notes payable and
accrued interest into common stock,
including $3,303,669 excess of fair
value of common stock issued over
amount of debt and accrued interest
settled (charged to professional fees
in the statement of operations)	—	—	—	—	215,000,000	2,150	3,353,850	—	—	3,356,000

Net loss for the six months ended
May 31, 2011	—	—	—	—	—	—	—	—	(5,979,237)	(5,979,237)

Balance, May 31, 2011	14,000,000	$140	100,000	$1	359,013,332	$3,590	$7,992,661	$—	$(10,451,302)	$(2,454,910)

The accompanying notes are an integral part of these finanical statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
	For the Six Months Ended		on September 21, 2007 Through
	May 31,		May 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,979,237)	$(3,098,991)	$(10,451,302)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	10,980	—	10,980
Write off of goodwill	431,713	—	431,713
Stock issued for services, including $3,303,669, $-0-, and
$3,967,824, respectively, of excess of fair value of common stock issued over amount of debt and accrued interest settled (charged
to professional fees in the statements of operations)	3,475,869	2,960,000	7,300,024
Amortization of debt discount	95,638	—	134,574
Gain from forgiveness of amounts due to related parties	—	—	(28,539)
Donated services and expenses	—	—	18,400
Impairment of mineral property acquisition costs	—	—	6,500
Changes in operating assets and liabilities:
Other assets	(18,000)		(18,000)
Accounts payable and accrued liabilities	307,672	77,325	490,783
Accrued consulting fees due to related parties	5,800	56,000	182,838

Net Cash Used by Operating Activities	(1,669,565)	(5,666)	(1,922,029)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loans receivable	(900)		(900)
Cash received in connection with acquisition of Liberty American, LLC	65	—	65
Purchases of property and equipment	(231,051)	—	(231,051)
Mineral property acquisition costs	—	—	(6,500)

Net Cash Used by Investing Activities	(231,886)	—	(238,386)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in due to related party	—	—	28,006
Proceeds from notes payable	1,974,500	5,500	2,212,000
Repayment of note payable	—	—	(50,000)
Repayment of loan payable of Liberty American, LLC to the
Company's corporate counsel	(61,419)	—	(61,419)
Proceeds from sale of common stock	—	—	45,600

Net Cash Provided by Financing Activities	1,913,081	5,500	2,174,187

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,630	(166)	13,772

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,142	575	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,772	$409	$13,772

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Forgiveness of due to related party by then majority
stockholder on September 15, 2009	$—	$—	$28,006

Stock issued for services	$3,475,869	$2,960,000	$7,300,024

Conversion of notes payable and accrued interest
into common stock:
Notes payable ($50,000, $-0-, and $65,000, respectively) and
accrued interest ($2,331, $-0-, and $3,176, respectivley) settled	$52,331	$—	$68,176
Excess of fair value of common stock issued
over amount of debt and accrued interest settled
(charged to professional fees in the statement
of operations)	3,303,669	—	3,967,824
Fair value of 215,000,000, 0, and 260,000,000 shares,
respectivley, of common stock issued	$3,356,000	$—	$4,036,000

Conversion of common stock to Series A
preferred stock on March 3, 2010	$—	$—	$360,000

Common stock issued for acquistion of mining
assets on March 12, 2010	$—	$—	$45,500

Common stock issued for acquistion of Liberty
American, LLC on January 24, 2011	$145,000	$—	$145,000

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has a total stockholders’ deficit of $2,454,910 and has accumulated losses of $10,451,302 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K/A filed on April 7, 2011. Operating results for the six months ended May 31, 2011 are not necessarily indicative of the results to be expected for the year ending November 30, 2011.

NOTE 3 - ACQUISITION OF LIBERTY AMERICAN, LLC

On January 24, 2011, the Company acquired all of the membership units of Liberty American, LLC (“Liberty”), a Utah limited liability company that holds certain development rights with respect to the La Cienega gold mining concession in Northern Sonora, Mexico, in exchange for 10,000,000 restricted shares of the Company common stock to be issued within 30 days (issued March 5, 2011). The agreement embodying the Acquisition contains standard warranties and representations by the Company and the previous owner of Liberty.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 3 - ACQUISITION OF LIBERTY AMERICAN, LLC

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

The following pro forma information summarizes the results of operations for the periods indicated as if the acquisition occurred at November 30, 2009. The pro forma information is not necessarily indicative of the results that would have been reported had the transaction actually occurred on November 30, 2009.

	Six Months Ended May 31,
	2011	2010

Net revenues	$—	$2,598

Exploration and carrying costs	460.796	—
Officers and directors’ compensation	101,000	708,000
Consulting fees	508,990	2,300,000
Professional fees	3,526,950	83,080
General and administrative	783,995	69,228

Total operating expenses	5,381,731	3,160,308

Loss from operations	(5,381,731)	(3,157,710)

Interest expense	(188,783)	(12,199)

Net loss	$(5,570,514)	$(3,169,909)

Diluted loss per common share	$(0.02)	$(0.04)

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	May 31,	November 30,
	2011	2010

Excavation equipment and accessories	$125,000	$—
Tractors and trailers	55,000	—
Automotive equipment	15,000	—
Other mining equipment	10,000	—
Computer, office equipment and furniture	26,051	—

Total	231,051	—

Accumulated depreciation	(10,980)	—

Net	$220,071	$—

Depreciation is provided using the straight line method over the estimated useful lives of the respective assets (5years for excavation and mining equipment and tractors and trailers and automotive equipment, 7 years for computer, office equipment, and furniture)

NOTE 5- RELATED PARTY BALANCES / TRANSACTIONS

Due to related parties consist of:
	May 31, 2011	November 30, 2010

Accrued consulting fees due to officers and directors	154,300	148,500
Total	$154,300	$148,500

The above debt is unsecured, non-interest bearing, and has no specific terms of repayment.

For the six months ended May 31, 2011 and 2010, the Company accrued $72,000 and $48,000, respectively, in consulting fees due to the three directors of the Company pursuant to consulting agreements (Note 9).

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 6 - NOTES AND LOANS PAYABLE

Notes and loans payable consisted of the following:	May 31, 2011	November 30, 2010
Note payable dated June 7, 2010 to an unsolicited accredited investor, interest at 12% per annum, due on December 7, 2010, unsecured, now past due and in default	$22,000	$22,000
Notes payable to an unsolicited accredited investor, interest at 9% per annum, due in varying amounts from October 27, 2011 to May 25`, 2012, unsecured	1,052,000	140,000
Notes payable dated December 1, 2010 to an unsolicited accredited investor, interest at 12% per annum, due May 31, 2011, convertible into common stock at a conversion price equal to 60% of the then current market price, now past due and in default	35,000	—
Notes payable to the Company’s corporate counsel dated from September 30, 2010 to May 31, 2011 (arising from services rendered), interest at 9% per annum, due monthly from September 30, 2011 to May 31, 2012 in nine $10,000 amounts, unsecured	90,000	80,000
Note payable to the Company’s corporate counsel dated November 1, 2010, interest at 9% per annum, due November 1, 2011, unsecured	20,000	20,000
Note payable to the Company’s corporate counsel dated July 14, 2010, interest at 8% per annum, due April 16, 2011, unsecured, now past due and in default	5,500	5,500
Notes payable to an unsolicited accredited investor dated March 9, 2011, interest at 9% per annum, due March 9, 2012, unsecured	5,000	—

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 6 - NOTES AND LOANS PAYABLE (Continued)

	May 31, 2011	November 30, 2010
Notes payable dated from March 1, 2011 to May 1, 2011 to unsolicited accredited investors, interest at 12% per annum, due in varying amounts from September 1, 2011 to November 1, 2011, automatically convertible at maturity into common stock at a conversion price equal to 70% of the average closing price for the 15 days prior to the maturity date (less unamortized debt discount of $211,112 and $-0-, respectively)	811,388	—
Note payable of Liberty American, LLC to the Company’s corporate counsel, interest at 12% per annum, due on demand, unsecured	135,246	—
Total Notes and Loans Payable	2,176,134	267,500
Less: Current Portion	(2,176,134)	(267,500)
Long-Term Notes and Loans Payable	$—	$—

As more fully described in Note 7, a total of $15,000 notes payable (arising from professional services rendered) and $845 accrued interest was satisfied through the delivery of a total of 45,000,000 shares of the Company common stock in October and November of 2010. In the six months ended May 31, 2011, a total of $50,000 notes payable (arising from professional services rendered) and $2,331 accrued interest was satisfied through the delivery of a total of 215,000,000 shares of Company common stock.

The $306,750 total intrinsic value of the beneficial conversion feature of the $1,022,500 convertible promissory notes at their issuance dates, which was reflected as a debt discount and an increase in additional paid-in capital, is being amortized as interest expense over the remaining terms of the notes. For the six months ended May 31, 2011, amortization of the debt discount (reflected as interest expense) was $95,638.

At May 31, 2011 and November 30, 2010, accounts payable and accrued liabilities include $15,000 and $32,121, respectively, due the Company’s corporate counsel.

Accrued interest payable on the notes and loans payable at May 31, 2011 and November 30, 2010 was $107,408 and $4,246, respectively, which is included within “accounts payable and accrued liabilities” in the Balance Sheet.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 7 - PREFERRED STOCK AND COMMON STOCK

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

On February 22, 2010 the Company entered into consulting agreements with five individuals (the “S-8 Consultants”) which provided for the S-8 Consultants to provide certain consulting services to the Company through March 31, 2010 and issued each of the S-8 Consultants, 4,000,000 shares of Company common stock (20,000,000 shares total). The $2,200,000 estimated fair value of the 20,000,000 shares was charged to “consulting fees” in the Statement of Operations in the three months ended February 28, 2010.

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

May 31, 2011

(Unaudited)

NOTE 7 - PREFERRED STOCK AND COMMON STOCK (Continued)

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

For the six months ended May 31, 2011, the Company entered into Note Conversion Agreements with two entities whereby the Company satisfied a total of $50,000 notes payable to its corporate counsel (which arose from professional services rendered and were assigned to the two entities) through the delivery of a total of 215,000,000 shares of Company common stock to the two entities. The Company reported the $3,303,669 excess of the fair value of the common stock at the dates of the respective Note Conversion Agreements ($3,356,000 total) over the amount of debt ($50,000) and accrued interest ($2,331) settled ($52,331 total) as “professional fees” in the Statement of Operations for the six months ended May 31, 2011.

On January 14, 2011, a majority of the Company’s disinterested directors approved an increase in the voting rights of the Series B Preferred Stock from 2,000 to 20,000 votes per share (or a total equivalent of 2,000,000,000 voting shares for the 100,000 shares of Series B Preferred Stock held by Opiuchus Holdings, Inc., a company controlled by the Company’s chief executive officer).

On January 14, 2011, we amended and restated our Articles of Incorporation ("Restatement") by increasing the number of authorized shares of our common stock from 200,000,000 to 350,000,000. On January 18, 2011, we filed a definitive Information Statement on Schedule 14C describing the Restatement, and wherein we informed our shareholders that holders of a majority

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 7 - PREFERRED STOCK AND COMMON STOCK (Continued)

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

On February 1, 2011, we commenced a private offering ("Offering") of convertible promissory notes ("Notes") to accredited or non-U.S. investors. As of May 31, 2011, we had issued Notes pursuant to the Offering in the aggregate principal amount of $1,022,500 to various investors. The Notes are automatically convertible into common stock of the Company on the six-month anniversary date from the date of issuance. As of July 15, 2011, we had issued -0- shares of common stock pursuant to the conversion of these Notes.

On March 5, 2011, the Company issued a total of 10,000,000 restricted shares of common stock to the two SWMCM stockholders pursuant to a Joint Venture Agreement dated November 28, 2010 (see Note 9). The $123,000 estimated fair value of the 10,000,000 shares was charged to “exploration and carrying costs” in the Statement of Operations for the three months ended May 31, 2011.

Also on March 5, 2011, the Company issued a total of 4,000,000 restricted shares of common stock to two consultants for services rendered. The $49,200 estimated fair value of the 4,000,000 shares was charged to “consulting fees” in the Statement of Operations for the three months ended May 31, 2011.

On May 17, 2011, we filed a definitive Information Statement on Schedule 14C describing a Restatement of the Articles of Incorporation ("Restatement"), wherein we informed our shareholders that action had been taken by our board of directors and the holders of a majority in interest of our voting capital stock to effect a restatement to increase the number of authorized shares of our common stock from 350,000,000 to 750,000,000. The foregoing action has been ratified by the written consent of the holders of a majority in interest of our voting capital stock, consisting of our outstanding common stock, outstanding Series A Preferred Stock, and Series B Preferred Stock, as well as our board of directors. On May 24, 2011, we filed the Restatement with the State of Nevada.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 8 - INCOME TAXES

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes follows:

	For the six months ended May 31, 2011	For the six months ended May 31, 2010	September 21, 2007 (Date of Inception) to May 31, 2011

Income tax recovery at statutory rate	$2,032,941	$1,053,657	$3,553,443

Non- deductible stock-based compensation	(1,181,795)	(1,006,400)	(2,482,008)

Non-deductible donated services	—	—	(6,256)
Non-deductible amortization of debt discount	(32,517)	—	(45,755)
Non-deductible write off of goodwill	(146,782)	—	(146,782)
Valuation allowance change	(671,847)	(47,257)	(872,642)

Provision for income taxes	$—	$—	$—

The components of the net deferred tax asset consist of:

	May 31, 2011	November 30, 2010

Net operating loss carry-forward	$872,641	$200,795

Valuation allowance	(872,641)	(200,795)

Net deferred income tax asset	$—	$—

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At May 31, 2011, the Company has a net operating loss carry-forward of $2,566,591 which expires $3,372 in 2027, $55,089 in 2028, $51,995 in 2029, $480,118 in

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 8 - INCOME TAXES (Continued)

2030, and $1,976,017 in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

On November 28, 2010, the Company executed a Joint Venture Agreement with St. Watson Mining Company Mali SARL (a Mali corporation) (“SWMCM”) and St. Watson Mining Company Ltd. (a Sierra Leona limited company) (“SWMC”). The agreement provides for SWMCM to contribute a certain gold mining dredge and a mining concession located in

Mali, West Africa to the Joint Venture and for SWMC to contribute two mining concessions located in Sierra Leone, West Africa to the Joint Venture. The Company is to contribute a total of $400,000 cash to the Joint Venture within 120 days of the agreement and to issue a total of 10,000,000 shares of the Company common stock to the two SWMCM stockholders (Through May 31, 2011, the Company paid a total of $129,000 relating to this commitment. On March 5, 2011 the Company issued the 10,000,000 shares of common stock to the two SWMCM stockholders). The Company is to have a 50% equity interest in the Joint Venture.

On April 21, 2011, we formed a new joint venture company, Alto Cascade Resources, LLC, a Utah limited liability company ("ACR"). The Company owns 51% of the membership units of ACR and Douglas G. McFarland owns 49% of the membership units of ACR.. ACR was formed

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

for the purpose of developing and exploring the Mt. Baker Mining District, Whatcom County, Washington. ACR has filed 30 Lode Mining Claims with the Bureau of Land Management, Oregon State Office and intends to explore and develop these claims.

On April 26, 2011, we terminated our Joint Venture Agreement with American Enviro-medial LLC, a California limited liability company ("AEM"). AEM owned the Horse Shoe Bar mining and mineral lease on the Middle Fork of the American River in California (the “Mineral Lease”).

The Company and AEM formed Alto Horse Shoe Bar Mining LLC (the “Joint Venture Company”) to operate and manage the joint venture. Unfortunately, the Mineral Lease has been revoked and the Joint Venture is being dissolved. The Company has no further obligations to the Joint Venture Company or to AEM.

NOTE 10 - SUBSEQUENT EVENTS

On June 20, 2011, the Company issued 2,000,000 shares of unregistered common stock in exchange for certain consulting services rendered.

On June 20, 2011, the Company issued an aggregate of 31,000,000 shares of unregistered common stock (including 5,000,000 shares to the brother of the Company’s chief executive officer) to seven employees / service providers for services rendered. The Company expects to record the approximately $241,800 fair value of the common stock as “consulting fees” in the Statement of Operations for the three months ending August 31, 2011, which will include $39,000 related to the brother of the Company’s chief executive officer.

On June 20, 2011, the Company issued an aggregate of 13,600,000 shares of unregistered common stock to two of its directors for accrued fees of $136,000.

On June 24, 2011, the Company issued 30,000,000 shares of common stock to two entities in satisfaction of notes payable to the Company’s corporate counsel (which arose from professional services rendered and was assigned to said entities). The Company expects to report the approximately $202,325 excess of the fair value of the common stock (approximately $213,000) over the amount of debt and interest settled (approximately $10,675) as “professional fees” in the Statement of Operations for the three months ending August 31, 2011.

Effective July 11, 2011, the Company entered into a consulting agreement with SRK Consulting (U.S.), Inc. (“SRK”). The agreement provides for Company payments to SRK totaling $185,500 for SRK’s preparation of a preliminary economic assessment and Technical Report on a gold and silver mine located in the State of Washington and owned by ACR (See Note 9).

On July 14, 2011, the Company issued 20,000,000 shares of common stock to an entity in satisfaction of notes payable to the Company’s corporate counsel (which arose from professional services rendered and was assigned to said entity). The Company expects to report the approximately $105,400 excess of the fair value of the common stock

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

(Unaudited)

 NOTE 10 - SUBSEQUENT EVENTS (Continued)

(approximately $116,000) over the amount of debt and interest settled (approximately $10,600) as “professional fees” in the Statement of Operations for the three months ending August 31, 2011.

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

We hold rights to certain mineral interests in the United States, Mexico and Africa, and seek to acquire additional interests in mineral holdings in these regions as well as in South America. If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.

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

Liquidity and Capital Resources

As of May 31, 2011, our working capital deficit of $2,738,481 was comprised of total current assets of $22,172, and total current liabilities of $2,760,653. While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the proceeds from the issuance of notes payable.

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

Net cash used in operating activities was $1,669,565 during the six months ended May 31, 2011, compared to $5,666 during the six months ended May 31, 2010. During the six months ended May 31, 2011, we incurred a net loss of $5,979,237 as compared to a net loss of $3,098,991 for the six months ended May 31, 2010. Included in this loss is stock issued for services valued at $3,475,869 for the six months ended May 31, 2011 compared to $2,960,000 for the six months ended May 31, 2010. The Company records the expense for services based on the market value of the stock at the time of the stock issuance. Accounts payable and accrued expenses increased by $307,672 during the six months ended May 31, 2011 as compared to $77,325 during the six months ended May 31, 2010. Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the six months ended May 31, 2011 and 2010, the Company used $231,886, and $-0-, respectively, in investing activities. During the six months ended May 31, 2011, the Company purchased property and equipment in the amount of $231,051. The Company also made $900 in loans during the same period.

Net cash provided by financing activities during the six months ended May 31, 2011 and 2010, was $1,913,081 and $5,500, respectively. During the six months ending May 31,

2011, cash provided by financing activities consisted of proceeds of $1,974,500 in the form of loans from accredited investors. The Company also used $61,419 to repay loans of Liberty American LLC to its Corporate Counsel.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

(a)       We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)      There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On April 4, 2011, the Company converted into common stock a certain note issued by the Company on June 30, 2010. Subject to the terms and conditions of the various conversion agreements entered into with the Note holders, the Company agreed to convert the Note into an aggregate of 15,000,000 shares of common stock of the Company. The Noteholders are all “accredited investors” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that these transactions were exempt from registration with the Securities and Exchange Commission ("SEC") pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

On April 18, 2011, the Company converted into common stock a certain note issued by the Company on June 30, 2010. Subject to the terms and conditions of the various conversion agreements entered into with the Note holders, the Company agreed to convert the Note into an aggregate of 10,000,000 shares of common stock of the Company. The Noteholders are all “accredited investors” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that these transactions were exempt from registration with the SEC pursuant to Section 4(2) of the Act.

On February 1, 2011, we commenced a private offering ("Offering") of convertible promissory notes ("Notes") to accredited or non-U.S. investors. As of May 31, 2011, we had issued Notes pursuant to the Offering in the aggregate principal amount of $1,022,500 to various investors. Certain of these Notes are convertible into common stock of the Company on the six-month anniversary date from the date of issuance. As of July 8, 2011, we had issued -0- shares of common stock pursuant to the conversion of these Notes. The investors in the Offering are all accredited investors or are not "U.S. Persons" as that term is defined under Rule 903 promulgated by the SEC pursuant to the Act. The company believes that the Offering is exempt from registration with the SEC pursuant to Section 4(2) of the Act.

Effective June 20, 2011, the Company issued 2,000,000 shares of unregistered common stock in exchange for certain consulting services. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares to the consultant was exempt from registration with the SEC pursuant to Section 4(2) of the Act.

Effective June 20, 2011, the Company issued an aggregate of 31,000,000 shares of unregistered common stock to seven of its employees / service providers for services rendered. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares to these officers was exempt from registration with the SEC pursuant to Section 4(2) of the Act.

Effective June 20, 2011, the Company issued an aggregate of 13,600,000 shares of unregistered common stock to two of its directors in exchange for services rendered. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares to the directors was exempt from registration with the SEC pursuant to Section 4(2) of the Act.

On June 24, 2011, the Company converted into common stock a certain note issued by the Company on September 30, 2011. Subject to the terms and conditions of the various conversion agreements entered into with the Note holders, the Company agreed to convert the Note into an aggregate of 30,000,000 shares of common stock of the Company. The Noteholders are all “accredited investors” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that these transactions were exempt from registration with the SEC pursuant to Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 17, 2011, the Board and holders of a majority of the voting rights of the Company’s capital stock issued and outstanding approved a restatement of the Company’s Articles of Incorporation. The purpose of the restatement of the Articles of Incorporation was to increase the number of authorized shares of Common Stock from 350,000,000 to 750,000,000 shares.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on May 17, 2011).
3.3	Bylaws (incorporated by reference from our registration statement on Form S-1 filed on March 21, 2008).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark Klok.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Mark Klok
Dated: July 20, 2011	By: Mark Klok, President, Secretary, and Director

