Form 10-Q
period 2011-08-31
Alto Group Holdings Inc.
filed 2011-10-20
CIK 1430124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-53592

ALTO GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0686507 (I.R.S. Employer Identification No.)

700 West Hillsboro Blvd., Building 3 Suite 207, Deerfield Beach, FL 33441 (Address of principal executive offices) (Zip Code)

(954) 973-2133 (Registrant's telephone number, including area code)

245 Park Avenue, Suite 2431, New York, NY 10167
(212) 803-8187 (Former Address if Changed Since Last Report)

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

Yes [ ] No [X]

As of October 20, 2011 there were 604,613,332 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Financial Statements of the Company are prepared as of August 31, 2011.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	November 30,
	2011	2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,939	$2,142
Loans receivable	7,500	—
Total Current Assets	10,439	2,142

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $22,161 and $-0-, respectively	208,891	—

OTHER ASSETS
Mining assets	45,500	45,500
Other assets	1,104	—
Total Other Assets	46,604	45,500

TOTAL ASSETS	$265,934	$47,642

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$520,828	$87,265
Due to related parties	30,000	148,500
Notes and loans payable	2,737,451	267,500
Proceeds from investors pursuant to Stock Purchase
Agreements to be effective upon completion of
reverse stock split	200,000	—
Total Current Liabilities	3,488,279	503,265

TOTAL LIABILITIES	3,488,279	503,265

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares
authorized:
Series A Preferred Stock, 20,000,000 shares designated,
14,000,000 and 14,000,000 shares issued and outstanding,
respectively	140	140
Series B Preferred Stock, 100,000 and 100,000 shares
issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 750,000,000 shares
authorized, 604,613,332 and 120,013,332 shares issued
and outstanding and to be issued, respectively	6,046	1,200
Additional paid-in capital	9,421,005	4,015,101
Deficit accumulated during the exploration stage	(12,649,537)	(4,472,065)
Total Stockholders' Deficit	(3,222,345)	(455,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$265,934	$47,642

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
					on September 21,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	August 31,		August 31,		August 31,
	2011	2010	2011	2010	2011
NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Exploration and carrying costs (including stock-based costs of $-0-, $-0-, $123,000, $-0-, and $123,000, respectively	87,867	9,750	548,663	9,750	575,638
Officers' and directors' compensation (including stock-based compensation of $-0-, $-0-, $-0-, $-0- and $860,000, respectively)	53,000	—	154,000	—	1,166,000
Consulting fees (including stock-based compensation of $257,400, $-0-, $306,600, $2,300,000, and $2,606,600, respectively)	413,200	46,000	922,190	2,954,000	3,276,490
Professional fees (including stock-based compensation of $336,000, $-0-, $3,639,669, $-0- and $4,303,824, respectively)	458,865	51,001	3,985,815	234,081	4,832,633
General and administrative	374,894	1,118	1,158,881	8,957	1,324,249
Donated services	—	—	—	—	18,400
Impairment of mineral property
acquisition costs	—	—	—	—	6,500
Total Operating Expenses	1,387,826	107,869	6,769,549	3,206,788	11,199,910

LOSS FROM OPERATIONS	(1,387,826)	(107,869)	(6,769,549)	(3,206,788)	(11,199,910)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to former related parties	—	—	—	—	28,539
Write off of goodwill	—	—	(431,713)	—	(431,713)
Interest expense (including amortization of debt discount of $215,817, $-0-, $311,455, $-0-, and $350,391, respectively)	(292,339)	(8,117)	(458,140)	(8,189)	(528,383)
Loss on conversion of notes payable to investors to common stock	(518,070)	—	(518,070)	—	(518,070)
Total Other Income (Expenses)	(810,409)	(8,117)	(1,407,923)	(8,189)	(1,449,627)

LOSS BEFORE INCOME TAXES	(2,198,235)	(115,986)	(8,177,472)	(3,214,977)	(12,649,537)

INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(2,198,235)	$(115,986)	$(8,177,472)	$(3,214,977)	$(12,649,537)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.04)	$(0.10)

Weighted average shares outstanding	471,982,897	75,013,332	327,499,463	73,178,783	125,269,438
The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 21, 2007) to August 31, 2011
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
of common stock issued over amount
of debt and accrued interest settled
(charged to professional fees in the
statement of operations)	—	—	—	—	45,000,000	450	679,550	—	—	680,000

Net loss for the year ended
November 30, 2010	—	—	—	—	—	—	—	—	(4,343,209)	(4,343,209)

Balance, November 30, 2010	14,000,000	140	100,000	1	120,013,332	1,200	4,015,101	—	(4,472,065)	(455,623)

Unaudited:
Common stock issued for
acquistion of Liberty American, LLC
on Janury 24, 2011	—	—	—	—	10,000,000	100	144,900	—	—	145,000

Common stock issued for
services on March 2, 2011	—	—	—	—	4,000,000	40	49,160	—	—	49,200

Common stock issued for
joint venture agreement
on March 2, 2011	—	—	—	—	10,000,000	100	122,900	—	—	123,000

Intrinsic value of beneficial conversion
feature relating to issuance of
$1,452,500 convertible notes	—	—	—	—	—	—	435,750	—	—	435,750

Common stock issued for
services on June 20, 2011	—	—	—	—	33,000,000	330	257,070	—	—	257,400

Common stock issued for accrued
liabilities on June 20, 2011	—	—	—	—	13,600,000	136	135,864	—	—	136,000

Conversion of notes payable and
accrued interest into common stock,
including $4,157,739 excess of fair
value of common stock issued over
amount of debt and accrued interest
settled ($3,639,669 charged to professional
fees and $518,070 charged to loss on
conversion of notes payable to investors
in the statement of operations)	—	—	—	—	414,000,000	4,140	4,260,260	—	—	4,264,400

Net loss for the nine months ended
August 31, 2011	—	—	—	—	—	—	—	—	(8,177,472)	(8,177,472)

Balance, August 31, 2011	14,000,000	$140	100,000	$1	604,613,332	$6,046	$9,421,005	$—	$(12,649,537)	$(3,222,345)

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
			on September 21,
	For the Nine Months Ended		2007 Through
	August 31,		August 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,177,472)	$(3,214,977)	$(12,649,537)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	22,161	—	22,161
Write off of goodwill	431,713	—	431,713
Stock issued for services, including $3,639,669, $-0-, and $4,303,824, respectively, of excess of fair value of common stock issued over amount of debt and accrued interest settled (charged to professional fees in the statements of operations)	4,069,269	2,960,000	7,893,424
Amortization of debt discount	311,455	6,888	350,391
Gain from forgiveness of amounts due to related parties	—	—	(28,539)
Loss on conversion of notes payable to investors to common stock	518,070	—	518,070
Donated services and expenses	—	—	18,400
Impairment of mineral property acquisition costs	—	—	6,500
Changes in operating assets and liabilities:
Other assets	(1,104)		(1,104)
Accounts payable and accrued liabilities	402,111	110,724	585,221
Accrued consulting fees due to related parties	17,500	92,000	194,539
Net Cash Used by Operating Activities	(2,406,297)	(45,365)	(2,658,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable	—	—	—
Cash received in connection with acquisition of Liberty American, LLC	65	—	65
Purchases of property and equipment	(231,052)	—	(231,052)
Mineral property acquisition costs	—	—	(6,500)
Net Cash Used by Investing Activities	(230,987)	—	(237,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	—	—	28,006
Proceeds from notes payable	2,499,500	77,500	2,737,000
Repayment of note payable	—	—	(50,000)
Repayment of loan payable of Liberty American, LLC to the
Company's corporate counsel	(61,419)	—	(61,419)
Proceeds from sale of common stock	—	—	45,600
Proceeds from investors pursuant to Stock Purchase Agreements
to be effective upon completion of reverse stock split	200,000	—	200,000
Net Cash Provided by Financing Activities	2,638,081	77,500	2,899,187

NET INCREASE IN CASH AND CASH EQUIVALENTS	797	32,135	2,939

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,142	575	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,939	$32,710	$2,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Forgiveness of due to related party by then majority stockholder on September 15, 2009	$—	$—	$28,006
Stock issued for services	$4,069,269	$2,600,000	$7,893,424
Conversion of notes payable and accrued interest into common stock:
Notes payable ($100,500, $-0-, and $115,050, respectively) and accrued interest ($6,161, $-0-, and $7,006, respectively) settled	$106,661	$—	$122,506
Excess of fair value of common stock issued over amount of debt and accrued interest settled	4,157,739	—	4,821,894
Fair value of 414,000,000, 0, and 459,000,000 shares, respectively, of common stock issued	$4,264,400	$—	$4,944,400

Settlement of accrued consulting fees due to related parties in exchange for common stock on June 20, 2011	$136,000	$—	$136,000

Conversion of common stock to Series A preferred stock on March 3, 2010	$—	$—	$360,000

Common stock issued for acquisition of mining assets on March 12, 2010	$—	$45,500	$45,500

Common stock issued for acquisition of Liberty American, LLC on January 24, 2011	$145,000	$—	$145,000

The accompanying notes are an integral part of these financial statements

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a total stockholders’ deficit of $3,222,345 and has accumulated losses of $12,649,537 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K/A filed on April 7, 2011. Operating results for the nine months ended August 31, 2011 are not necessarily indicative of the results to be expected for the year ending November 30, 2011.

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

	Nine Months Ended August 31,
	2011	2010

Net revenues	$—	$2,598

Exploration and carrying costs	548,663	9,750
Officers and directors’ compensation	154,000	—
Consulting fees	922,190	2,954,000
Professional fees	3,985,815	234,081
General and administrative	1,158,893	8,957

Total operating expenses	6,769,561	3,206,788

Loss from operations	(6,769,561)	(3,206,788)

Other income (expenses) - net	(999.192)	(8,189)

Net loss	$(7,768,753)	$(3,214,977)

Diluted loss per common share	$(0.02)	$(0.04)

NOTE 4- PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	August 31,	November 30,
	2011	2010

Excavation equipment and accessories	$125,000	$—
Tractors and trailers	55,000	—
Automotive equipment	15,000	—
Other mining equipment	10,000	—
Computer, office equipment and furniture	26,052	—

Total	231,052	—

Accumulated depreciation	(22,161)	—

Net	$208,891	$—

Depreciation is provided using the straight line method over the estimated useful lives of the respective assets (5 years for excavation and mining equipment, tractors and trailers, and automotive equipment, 7 years for computer, office equipment, and furniture).

NOTE 5- RELATED PARTY BALANCES / TRANSACTIONS

Due to related parties consist of:
	August 31, 2011	November 30, 2010

Accrued consulting fees due to officers and directors	30,000	148,500
Total	$30,000	$148,500

The above debt is unsecured, non-interest bearing, and has no specific terms of repayment.

For the nine months ended August 31, 2011 and 2010, the Company accrued $110,000 and $84,000, respectively, in consulting fees due to the three directors of the Company pursuant to consulting agreements (Note 10).

NOTE 6 - NOTES AND LOANS PAYABLE

Notes and loans payable consisted of the following:	August 31, 2011	November 30, 2010
Note payable dated June 7, 2010 to an unsolicited accredited investor, interest at 12% per annum, due on December 7, 2010, unsecured	$—	$22,000
Notes payable to an unsolicited accredited investor, interest at 9% per annum, due in varying amounts from October 27, 2011 to July 18, 2012, unsecured	1,142,000	140,000
Notes payable dated December 1, 2010 to an unsolicited accredited investor, interest at 12% per annum, due May 31, 2011, convertible into common stock at a conversion price equal to 60% of the then current market price, now past due and in default	14,000	—
Notes payable to the Company’s corporate counsel dated from September 30, 2010 to May 31, 2011 (arising from services rendered), interest at 9% per annum, due monthly from September 30, 2011 to May 31, 2012 in nine $10,000 amounts, unsecured	82,500	80,000
Note payable to the Company’s corporate counsel dated November 1, 2010, interest at 9% per annum, due November 1, 2011, unsecured	20,000	20,000
Note payable to the Company’s corporate counsel dated July 14, 2010, interest at 8% per annum, due April 16, 2011, unsecured, now past due and in default	5,500	5,500
Notes payable to an unsolicited accredited investor dated March 9, 2011, interest at 9% per annum, due March 9, 2012, unsecured	5,000	—
Notes payable to an unsolicited accredited investor dated August 4, 2011, interest at 9% per annum, due August 4, 2012, unsecured	5,000	—

NOTE 6 - NOTES AND LOANS PAYABLE (Continued)

	August 31, 2011	November 30, 2010
Notes payable dated from March 1, 2011 to August 1, 2011 to unsolicited accredited investors, interest at 12% per annum, due in varying amounts from September 1, 2011 to February 1, 2012, automatically convertible at maturity into common stock at a conversion price equal to 70% of the average closing price for the 15 days prior to the maturity date (less unamortized debt discount of $124,295 and $-0-, respectively)	1,328,205	—
Note payable of Liberty American, LLC to the Company’s corporate counsel, interest at 12% per annum, due on demand, unsecured	135,246	—
Total Notes and Loans Payable	2,737,451	267,500
Less: Current Portion	(2,737,451)	(267,500)
Long-Term Notes and Loans Payable	$—	$—

As more fully described in Note 8, a total of $15,000 notes payable (arising from professional services rendered) and $845 accrued interest was satisfied through the delivery of a total of 45,000,000 shares of the Company common stock in October and November of 2010. In the nine months ended August 31, 2011, a total of $57,500 notes payable (arising from professional services rendered) and $2,831 accrued interest was satisfied through the delivery of a total of 265,000,000 shares of Company common stock.

The $435,750 total intrinsic value of the beneficial conversion feature of the $1,452,500 convertible promissory notes at their issuance dates, which was reflected as a debt discount and an increase in additional paid-in capital, is amortized as interest expense over the terms of the notes. For the nine months ended August 31, 2011, amortization of the debt discount (reflected as interest expense) was $215,817.

At August 31, 2011 and November 30, 2010, accounts payable and accrued liabilities include $27,500 and $32,121, respectively, due the Company’s corporate counsel.

Accrued interest payable on the notes and loans payable at August 31, 2011 and November 30, 2010 was $180,101 and $4,246, respectively, which is included within “accounts payable and accrued liabilities” in the Balance Sheet.

NOTE 7 - PROCEEDS FROM INVESTORS PURSUANT TO STOCK PURCHASE AGREEMENTS TO BE EFFECTIVE UPON COMPLETION OF REVERSE STOCK SPLIT

In July and August 2011, the Company received a total of $200,000 from three investors pursuant to Stock Purchase Agreements. The Stock Purchase Agreements provide for the Company to file an application with the Financial Industry Regulatory Authority (“FINRA”) to affect a 1 for 2000 reverse stock split of its outstanding common stock within 120 days from the respective closing dates. Once the reverse split is approved and effective, the Company is to deliver the investors shares of Company common stock calculated by dividing their investment by the closing trading price of the shares on the first full business day following the Effective Date and multiplying the product thereof by 330%. At August 31, 2011, the $200,000 has been reflected in liabilities pursuant to ASC 480-10-25-14(a) since the amounts embody a conditional obligation that the Company must settle by issuing a variable number of shares and the monetary value of the obligation is based on a fixed monetary amount known at inception.

NOTE 8 - PREFERRED STOCK AND COMMON STOCK

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

NOTE 8 - PREFERRED STOCK AND COMMON STOCK (Continued)

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

For the nine months ended August 31, 2011, the Company entered into Note Conversion Agreements with two entities whereby the Company satisfied a total of $57,500 notes payable to its corporate counsel (which arose from professional services rendered and were assigned to the two entities) through the delivery of a total of 265,000,000 shares of Company common stock to the two entities. The Company reported the $3,639,669 excess of the fair value of the common stock at the dates of the respective Note Conversion Agreements ($3,700,000 total) over the amount of debt ($57,500) and accrued interest ($2,831) settled ($60,331 total) as “professional fees” in the Statement of Operations for the nine months ended August 31, 2011.

NOTE 8 - PREFERRED STOCK AND COMMON STOCK (Continued)

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

On February 1, 2011, we commenced a private offering ("Offering") of convertible promissory notes ("Notes") to accredited or non-U.S. investors. As of August 31, 2011, we had issued Notes pursuant to the Offering in the aggregate principal amount of $1,452,500 to various investors. The Notes are automatically convertible into common stock of the Company on the six-month anniversary date from the date of issuance. As of October 20, 2011, we had issued -0- shares of common stock pursuant to the conversion of these Notes.

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

On June 20, 2011, the Company issued an aggregate of 33,000,000 shares of unregistered common stock (including 5,000,000 shares to the brother of the Company’s chief executive officer) to eight

NOTE 8 - PREFERRED STOCK AND COMMON STOCK (Continued)

employees / service providers for services rendered. The $257,400 estimated fair value of the 33,000,000 shares was charged to “consulting fees” in the Statement of Operations for the three months ending August 31, 2011, which included $39,000 related to the brother of the Company’s chief executive officer.

On June 20, 2011, the Company issued a total of 13,600,000 shares of common stock to two directors in satisfaction of accrued consulting fees of $136,000.

In the three months ended August 31, 2011, the Company issued a total of 149,000,000 shares of common stock to two note holders in satisfaction of a total of $43,000 notes payable and $3,330 accrued interest. The Company reported the $518,070 excess of the fair value of the common stock at the dates of the respective issuances ($564,400 total) over the amount of the debt settled ($46,330) as “loss on conversion of notes payable to investors to common stock” in the Statement of Operations for the three months ended August 31, 2011.

NOTE 9 - INCOME TAXES

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 34% to income (loss) before income taxes follows:

	For the nine months ended August 31, 2011	For the nine months ended August 31, 2010	September 21, 2007 (Date of Inception) to August 31, 2011

Income tax recovery at statutory rate	$2,780,340	$1,093,092	$4,300,843

Non- deductible stock-based compensation	(1,383,551)	(1,006,400)	(2,683,764)
Non-deductible loss on conversion of notes payable to investors to common stock	(176,144)	—	(176,144)
Non-deductible donated services	—	—	(6,256)
Non-deductible amortization of debt discount	(105,895)	(2,342)	(119,133)
Non-deductible write off of goodwill	(146,782)	—	(146,782)
Valuation allowance change	(967,968)	(84,350)	(1,168,764)

Provision for income taxes	$—	$—	$—

The components of the net deferred tax asset consist of:

	August 31, 2011	November 30, 2010

Net operating loss carry-forward	$1,168,763	$200,795

Valuation allowance	(1,168,763)	(200,795)

Net deferred income tax asset	$—	$—

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At August 31, 2011, the Company has a net operating loss carry-forward of $3,437,539

NOTE 9 - INCOME TAXES (Continued)

which expires $3,372 in 2027, $55,089 in 2028, $51,995 in 2029, $480,118 in 2030, and $2,846,965 in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On February 1, 2010, the Company entered into agreements with three directors of the Company for consulting services to the Company at $4,000 per month each for a period of one year ($144,000 total). The agreements were terminated on June 30, 2011.

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

On November 28, 2010, the Company executed a Joint Venture Agreement with St. Watson Mining Company Mali SARL (a Mali corporation) (“SWMCM”) and St. Watson Mining Company Ltd. (a Sierra Leona limited company) (“SWMC”). The agreement provides for SWMCM to contribute a certain gold mining dredge and a mining concession located in Mali, West Africa to the Joint Venture and for SWMC to contribute two mining concessions located in Sierra Leone, West Africa to the Joint Venture. The Company is to contribute a total of $400,000 cash to the Joint Venture within 120 days of the agreement and to issue a total of 10,000,000 shares of the Company common stock to the two SWMCM stockholders (Through May 31, 2011, the Company paid a total of $129,000 relating to this commitment. On March 5, 2011 the Company issued the 10,000,000 shares of common stock to the two SWMCM stockholders). The Company was to have a 50% equity interest in the Joint Venture. On July 25, 2011, the Company received a notice of termination of the Joint Venture from SWMCM and SWMC alleging the breach of certain provisions of the agreement. The Company disputes the allegations made in the notice.

On April 21, 2011, we formed a new joint venture company, Alto Cascade Resources, LLC, a Utah

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

limited liability company ("ACR"). The Company owns 51% of the membership units of ACR and Douglas G. McFarland owns 49% of the membership units of ACR.. ACR was formed for the purpose of developing and exploring the Mt. Baker Mining District, Whatcom County, Washington. ACR has filed 30 Lode Mining Claims with the Bureau of Land Management, Oregon State Office and intends to explore and develop these claims.

On April 26, 2011, we terminated our Joint Venture Agreement with American Enviro-medial LLC, a California limited liability company ("AEM"). AEM owned the Horse Shoe Bar mining and mineral lease on the Middle Fork of the American River in California (the “Mineral Lease”). The Company and AEM formed Alto Horse Shoe Bar Mining LLC (the “Joint Venture Company”) to operate and manage the joint venture. Unfortunately, the Mineral Lease has been revoked and the Joint Venture has been terminated. The Company has no further obligations to the Joint Venture Company or to AEM.

NOTE 11 - SUBSEQUENT EVENTS

On September 5, 2011, Liberty American, LLC (“Liberty”), a wholly-owned subsidiary of the Company, received notice that the operator agreement between Liberty and the holder of certain licenses to two mining concessions (collectively, the "Concessions") on the "La Cienega" mining prospect in Northern Sonora, Mexico had been terminated. Pursuant to the Operator Agreement, Liberty or its designee had been granted the right to operate a mine in connection with the Concessions in exchange for a royalty of five percent (5%) of the net mining revenues associated with such operations.

On September 19, 2011, Mark Klok resigned as the Company’s Chief Executive Officer. Also on September 19, 2011, the Company appointed Randall Appel as its Chief Executive Officer.

On September 29, 2011, Opiuchus Holdings, Inc. (“OHI”), a corporation owned by Mark Klok, the Chairman of the Company, executed a Shareholder Voting Agreement (hereafter, the “Agreement”) with Randall Appel, the Chief Executive Officer of the Company. OHI is the holder of 100,000 shares of Series B Preferred Shares of the Company (hereafter, the “Preferred Shares”), which collectively hold an aggregate of 2,000,000,000 votes. Pursuant to the Agreement, OHI assigned Mr. Appel its voting rights with respect to the Preferred Shares for a period of one year. The Agreement may be terminated by OHI upon the occurrence of certain events, which includes the failure of Mr. Appel to vote the Preferred Shares against a vote by the shareholders to dismiss Mr. Klok from the Company’s Board of Directors.

On October 5, 2011, the Board approved an Employment Agreement between the Company and Randall Appel, the Company’s Chief Executive Officer. The Employment Agreement has a five year term and provides for a base salary of $180,000 per annum, with annual increases based on the greater of the CPI increase or 5%. Mr. Appel is also entitled to a signing bonus of $75,000 commensurate with the commencement of his employment as CEO. The Employment Agreement further entitles Mr. Appel to a severance payment of twelve (12) months’ salary if he is terminated without cause during the employment term.

NOTE 11 - SUBSEQUENT EVENTS (Continued)

Also on October 5, 2011, the Board of Directors of the Company amended and restated its Articles of Incorporation providing for a decrease in the number of authorized shares of common stock from 750,000,000 to 50,000,000 shares, as well as to decrease the number of authorized shares of Preferred stock from 100,000,000 to 20,000,000 shares.

Also on October 5, 2011, the Board of Directors of the Company and holders of a majority of the voting rights of the Company’s capital stock approved a reverse split of the Company’s Common Stock on a 2,000 for 1 basis.

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

Plan of Operation

We were incorporated in the State of Nevada on September 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 700 West Hillsboro Blvd., Suite 207, Deerfield Beach, FL 33441. Our telephone number is (954) 973-2133.

We hold rights to certain mineral interests in North America and Mexico, and seek to acquire additional interests in mineral holdings in these regions as well as other overseas locations. If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing. Our most significant holding is pursuant to a 51% joint venture interest with Douglas G. McFarland in respect of 60 mining claims concerning the Great Excelsior Mine in Washington State.

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

Liquidity and Capital Resources

As of August 31, 2011, our working capital deficit of $3,477,840 was comprised of total current assets of $10,439 consisting of cash and cash equivalents, and total current liabilities of $3,488,279. While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

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

Net cash used in operating activities was $2,406,297 during the nine months ended August 31, 2011, compared to $45,365 during the nine months ended August 30, 2010. During the nine months ended August 31, 2011, we incurred a net loss of $8,177,472. In addition, accounts payable and accrued expenses increased by $402,111 during the nine months ended August 31, 2011. By comparison, during the nine months ended August 31, 2010, we incurred a net loss of $3,214,977 and reported an increase in accounts payable and accrued expenses of $110,724. Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the nine months ended August 31, 2011 and 2010, the Company used $230,987, and $-0-, respectively, in investing activities. During the nine months ended August 31, 2011, the Company purchased property and equipment in the amount of $231,052.

Net cash provided by financing activities during the nine months ended August 31, 2011, was $2,638,081, compared to $77,500 during the nine months ended August 31, 2010. During the nine months ending August 31, 2011, cash provided by financing activities consisted of proceeds of $2,499,500 in the form of loans from accredited investors. The Company also used $61,419 to repay loans of Liberty American LLC to its Corporate Counsel.

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

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

(a)       We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of August 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)      There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. In connection with the change of management which occurred subsequent to the quarter ended August 31, 2011, we intend to implement changes to our internal controls, particularly as they pertain to payment and authorization of expenses.

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

Item 2. Unregistered Sales of Equity Securities

On June 20, 2011, the Company issued 2,000,000 shares of unregistered common stock in exchange for certain consulting services. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares to the consultant was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Act.

On June 20, 2011, the Company issued an aggregate of 31,000,000 shares of unregistered common stock to seven of its officers for services rendered. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares to these officers was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Act.

On June 20, 2011, the Company issued an aggregate of 13,600,000 shares of unregistered common stock to two of its directors in exchange for forgiveness of accrued director fees. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares to the directors was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Act.

On June 20, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on September 30, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 30,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On July 6, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on September 30, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 20,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On July 19, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on December 1, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 20,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On July 21, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on December 1, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 20,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On July 26, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on June 7, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 20,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On August 2, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on December 1, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 20,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On August 11, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on December 1, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 20,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On August 15, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on December 1, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 20,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On August 29, 2011, the Company converted into common stock a portion of a certain promissory note originally issued by the Company on December 1, 2010. Subject to the terms and conditions of the conversion agreement entered into with the note holder, the Company agreed to convert the note into 29,000,000 shares of common stock of the Company. The noteholder is an “accredited investor” as defined under Rule 501 of Regulation D. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On October 5, 2011, Company issued 15,000,000 shares of restricted stock in a privately negotiated transaction. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares in connection with this transaction was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 5, 2011, the Board of Directors of the Company and holders of a majority of the Company’s outstanding voting shares approved the amendment and restatement of the Company’s Articles of Incorporation providing for a decrease in the number of authorized shares of common stock from 750,000,000 to 50,000,000 shares, as well as to decrease the number of authorized shares of Preferred stock from 100,000,000 to 20,000,000 shares.

On October 5, 2011, the Board of Directors of the Company and holders of a majority of the voting rights of the Company’s capital stock approved a reverse split of the Company’s Common Stock on a 2,000 for 1 basis, for all shareholders of record on October 3, 2011 (the “Record Date”), meaning, that each 2,000 shares of Common Stock on the Record Date will be consolidated into 1 share of Common Stock following the reverse split. Fractional shares will be rounded up to the nearest whole share.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on September 29, 2011).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Randall Appel.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Randall Appel.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Randall Appel
Dated: October 20, 2011	By: Randall Appel, President, Secretary, and Director

