Form 10-K/A
period 2010-11-30
Alto Group Holdings Inc.
filed 2012-02-22
CIK 1430124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED: NOVEMBER 30, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-53592

ALTO GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0686507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11650 South State Street Suite 240, Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

(801) 816-2533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

This Form 10-K/A-2 amends the Registrant’s Annual Report on Form 10-K/A for the year ended November 30, 2010, filed with Securities and Exchange Commission on April 7, 2011. The purpose of this Amendment No. 2 is principally to amend the following items:

1. Item 1 - “Business” is amended to include information concerning the Registrant’s mining concessions and interests in compliance with Industry Guide 7 published by the SEC.

Except for updated information as it relates to these mining concessions and interests (as well as the business office and mailing address of the Registrant), this Amendment No. 2 has no effect on the Registrant’s financial statements and does not reflect events that occurred subsequent to the filing of the Original Report, as well as the first amendment to the Original Report.

PART I

ITEM 1. BUSINESS.

Organization

Company Information. Alto Group Holdings, Inc. (sometimes referred to herein as “Alto,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on September 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 11650 South State Street, Suite 240, Draper, Utah 84020. Our telephone number is (801) 816-2533.

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

Mining Concessions and Interests

As of the end of the fiscal year ended November 30, 2010 we held rights to certain mineral interests in Mexico and Africa, and sought to acquire additional interests in mineral holdings in these regions as well as in South America. If we are able to successfully develop any of the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing. The following is a summary of these various interests:

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

Between December 2005 and May 2006, Mexican Hunter Exploration S.A. de C.V. (“MHE”), carried out field and geological work and commissioned extensive assay testing utilizing both Mexican and Canadian assay labs to re-confirm accrete results. In March 2010, MHE sold its rights to the Los Tres Machos concession to the Company as described further in this Annual Report. In 2011, we did not renew the licenses and permits associated with Los Tres Machos and, consequently, no longer hold an interest in this concession.

Zuna. Contemporaneous with our acquisition of the Los Tres Machos mining concession, we also acquired the “Zuna” gold and silver concession, which is also located in Jalisco, Guadalajara, Mexico, covering 750 hectares of staked and sampled mineral lands. With respect to Los Tres Machos and Zuna, a geological summary was prepared in 2007 describing their respective characteristics, physiography, and initial sampling results from each site. As of November 30, 2010 we intended to conduct exploration activities with the objective of obtaining separate NI 43101 or equivalent valuation reports estimating the value of gold and silver deposits held therein. In 2011, we did not renew the licenses and permits associated with Zuna and, consequently, no longer hold an interest in this concession.

La Cienega. In 2011, the Company had an agreement, now terminated, to operate and develop the La Cienega mining concession, in Northern Sonora, Mexico. Although gold has been mined this area for centuries and most of the work been by hand, labor intensive methods .

Bogue River. In December 2010, the Company entered into a joint venture in respect of the Bogue River Dredge Concession in Mali, West Africa. The Bogue River Concession comprises a 10 kilometer long permit with 500 meter wide easement on both sides on the Bogue River in the Bougouni Region of Mali. The joint venture was terminated in July 2011.

Berila. In December 2010, we entered into a joint venture with St. Watson Mining company Mali SARL in respect of certain exploration and development rights related to the

Berila gold mining concession, which is also located in Mali. The Berila concession hosts a major potential load gold deposit referred to as the Kola primary zone. This joint venture was terminated in July 2011.

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

Government Regulation

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will endeavor to obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold.

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

Changes to current state or federal laws and regulations where we hold mineral interests could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

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

ALTO GROUP HOLDINGS, INC.

/s/ Chene Gardner
Dated: February 22, 2012	By: Chene Gardner, Chief Financial Officer
(Principal Accounting and Financial Officer)