Form 10-K
period 2011-11-30
Alto Group Holdings Inc.
filed 2012-03-15
CIK 1430124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended November 30, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:000-53592

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Alto Group Holdings, Inc. held by non-affiliates as of June 30, 2011 was $3,444,080.

As of February 15, 2012 there were 4,891,756,208 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    BUSINESS.

Organization

Company Information. Alto Group Holdings, Inc. (sometimes referred to herein as “Alto,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada on September 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 11650 South State Street, Suite 240, Draper, UT 84020. Our telephone number is (801) 816-2533.

Vision, Mission, and Goals. We believe that the price of precious metals, ores and other commodities will continue to move higher over the long term, commensurate with increases in aggregate world demand and a sustained decline in the U.S. dollar resulting from looming inflation and unsustainable government debt levels. We expect these trends will drive investors to include more traditional "safe haven" investments in their portfolios, consisting of gold, precious metals and natural resource commodities. We seek to explore, develop and produce mineral resources in favorable jurisdictions where exploration and exploitation is promoted by governments in mining "friendly" territories. In the short-term, we intend to identify, explore and develop concessions such that a resource calculation can be made under compliant engineering standards. Our near term goals include obtaining a series of studies from third-party engineers to “prove up” deposits in which we have an interest as financially viable, mineable ventures. Our mid-term goals include moving the Company into a production phase through organic growth, by acquisition, or in partnership with existing producers and ultimately creating an inviting target for merger or acquisition by a larger organization.

Operations

If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing. Although we believe that rights to the the mineral interests we acquire may contain valuable deposits that would inure to the benefit of the Company and its shareholders, we cannot assure you that commercially viable deposits exist on any of these properties until further exploration and development has been undertaken and a thorough economic feasibility analysis has been prepared. We are actively seeking to raise working capital sufficient to begin exploration and development of these concessions, as well as for other development opportunities.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors. We have no plans to change our business activities from the exploration and development of mining interests with the objective of including extraction and production operations as a core component of the business of the Company.

1

Our Mining Interests

Excelsior. On April 21, 2011, we formed Alto Cascade Resources, LLC (“Alto Cascade”), as a joint venture with Douglas McFarland, our Chief Executive Officer. Alto Cascade, 51% of which is owned by the Company, holds 60 lode mining claims in respect of the Great Excelsior Mine located in Whatcom County in the Mount Baker quadrangle in western Washington State.

The Great Excelsior Mine was a former gold and silver producer which was forced to close in 1918 due to falling metal prices and a shortage of supplies. This mining property has been explored by numerous mining companies over the years, including ASARCO, Silver Standard, Ltd., Quintana Resources, Inc., US Borax, Steelhead Resources, Inc, FMC Gold Corp., Stanford Metals, Ltd, and Arizuma Silver, Inc. Although a NI 43-101 compliant report has not been produced in respect of the mining claims held by Alto Cascade, the Company estimates that 493,000 ounces of potential gold-equivalent drill indicated resources are available to be mined, and an additional 500,000 ounces of potential gold-equivalent non-drill indicated resources are also available. The term “gold-equivalent” means that the precious metal content contained in these claims (whether of silver, gold, or other minerals) is estimated to be equivalent in value to gold in these respective drill and non-drill indicated resources. Below are two 3-dimensional maps showing a cross section of drill holes, and the contours of the project and probable deposit locations thereunder.

Reserve Calculations for the Excelsior Deposit

The Excelsior deposit is a disseminated sediment-hosted submarine epithermal volcanogenic silver and gold deposit, striking N300E which is open to the southwest (along strike) and to the west. American Mine Services, Inc. (1987) with the following reserve calculations:

Tonnage	Cutoff Grade	Au opt	Ag oz/T	Aueq opt

Probable		(EMC, 2004)		(60:1)
4,814,004	0.04	0.036	2.406	0.076

Possible				(60:1)
3,006,366	0.03	0.029	1.219	0.049

Probable		(Quinlan, James, 1989)		(60:1)
4,242,844	0.035	0.036	2.30	0.068

Probable		(Buchholz, Donald, 2004)		(60:1)
2,000,823	0.04	0.036	2.46	0.076

Probable		(Graham, Richard, 2004)		(60:1)
3,700,000	0.03	0.031	2.32	0.070

Probable High Grade		(Tschauder, Richard, 1999)		Aueq opt (60:1)
300,000		0.207	20.1	0.536

Probable High Grade		(McGregor & Robertson, 1989)		Aueq opt (60:1)
550,000		0.13	12.5	0.338

Mark Hawksworth of FMC Gold Corporation (1989) estimated the untested exploration potential of the Excelsior to be +500,000 equivalent ounces of gold. This conclusion was based upon the evaluation of six areas (not included in the above table) within and adjacent to the claim group. Estimated tonnage for calculated and untested reserves is believed to be 7.1 million tons of 0.08 Aueq.

In October of 1999, Rick Tschauder reviewed the Excelsior geologic and assay data for Atlas Mining Company and did a sensitivity study to determine mining feasibility at the then- current gold and silver prices (Au $280/oz, Ag $5.35/oz). He concluded that there appeared to be sufficient ore for four (4) years production at 250 tpd the mine would produce 75,000 tons per year over a four (4) year period. The total estimated high grade reserves are 300,000 tons. Approximately 95 percent of the high grade (>0.1 opt Aqeq) mineralization is located within or immediately adjacent to the felsic volcanic rocks (Franklin, 1985).

Using the Rockware 2004 program and an “easterly weighted” inverse distance squared algorithm, Greg McFarland, our joint venture partner with Alto Cascade, recalculated the tonnage and grade of high-grade ore body and obtained 279,652 tons of 0.338 opt Aueq and 353,043 tons using a cut off of 0.18 opt Aueq. We believe that this zone can be profitably mined by a small 250 tpd operation at current prices. We further believe that the area bounded by 10,700 E to 11,300E and 9400N to 9900N can be profitably mined at 195,000 tpd using open pit methods.

If we were able to commence production at Great Excelsior, we would likely not construct milling facilities but would transport extracted material to a nearby mill operated by other larger gold and silver producers. Extensive metallurgical testing had been done on the ore by Hazen Research, Inc. of Golden, Colorado. Recovery of 96.8 percent of the silver and 95.6 percent of the gold could also, in our opinion, be accomplished by flotation accompanied by a nitric acid leach of the concentrates and CIL recovery.

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

Reserve Estimates

Our reserve and resource figures are estimates, and we cannot assure you that the indicated level of recovery will be realized or that we will have the resources to do so. Because mining development is inherently capital intensive, we would expect that the Company would partner with a larger mining company or other strategic source of capital and knowledge in respect of any significant development or operational activity. Prolonged declines in the market price of gold may render reserves containing relatively lower grades of gold mineralization uneconomic to exploit and could materially reduce our reserves. Should such reductions occur, discontinuation of exploration and development (including the production of a NI 43-101 compliant report) could be discontinued. There are numerous uncertainties inherent in estimating quantities of proven and probable gold reserves. The estimates in this document are based on various assumptions relating to gold prices during the expected life of production and the results of additional planned development work, either by us or in partnership with a larger mining company or other third party with more sufficient capitalization. Actual future production rates, sales prices, and amounts, revenues, taxes, operating expenses, environmental and regulatory compliance expenditures, development expenditures and recovery rates may vary substantially from those assumed in any estimates we have given. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could result in a material downward or upward revision of current estimates.

Joint Ventures

Our mining interests are held in joint ventures or are subject to joint venture agreements between the Company and a third party. These joint venture agreements typically obligate the Company to contribute substantial capital, property, or other expertise to develop these interests.

Any failure, by us or our joint venture partners in respect of the obligations in our joint venture agreements, could have a material adverse effect on the mining interests held through the joint venture, and could therefore have a material adverse effect on the Company as a whole. In the two years prior to the date of this Memorandum, we have had several joint venture agreements terminated or substantially amended because of our inability to comply with our contractual obligations under these agreements.

Reclamation

In most jurisdictions where we have or are seeking to develop mineral interests, we generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. Our objective is to obtain the licenses, permits or other authorizations currently required to conduct our exploration program. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations applicable to the mineral interests we now hold in the United States.

Mining claims involving federally owned land in the United States are principally regulated by the Department of the Interior – Bureau of Land Management (“BLM”). The BLM administers over 258 million acres of public lands and 700 million acres of subsurface minerals in 19 mostly western U.S. states. The Federal Land Policy and Management Act of 1976 provides that public lands remain under the stewardship of the BLM and that their resources be managed under a multiple-use concept, which uses include certain mining and exploration activities. The General Mining Law of 1872 remains the major federal law governing locatable minerals and allows individuals and entities the opportunity to explore for, discover, and purchase certain valuable mineral deposits on those federal lands that are open for mining claim location and patent (open to mineral entry). These mineral deposits include most metallic mineral deposits and certain nonmetallic and industrial minerals. The law sets general standards and guidelines for claiming the possessory right to a valuable mineral deposit discovered during exploration. The General Mining Law also allows for the enactment of state laws governing location and recording of mining claims and sites that are consistent with federal law.

Environmental Regulations

Our activities are subject to various national and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. In the United States, for example, any mining activity which disturbs the surface of the earth is required to be reclaimed, even if the claim or site is abandoned or forfeited, and a plan of operation must be submitted and approved by the BLM prior to activity. In addition, any such reclamation activities are subject to individual state law requirements which also regulate air, water pollution, and use of hazardous materials.

Changes to current state or federal laws and regulations in the United States, or other countries where we hold mineral interests could, in the future, require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2010 and 2011, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Industry and Competition

The Gold Market

Gold has increased in value from $400 per Troy ounce in early 2005 to over $1,600 in August 2011. The price of gold has been on a relatively steady increase in the past five years, with some disruption in this trend during 2008. Deleveraging in 2008, which caused many financial institutions to sell hard assets, drove the price decline from a high of approximately $1,000 in late 2007 to a low of approximately $700 in mid 2008. In 2010, gold outperformed most other asset classes, with the spot price appreciating more than 27% during the year, but further appreciated by more than 10% in 2011. Since one of the most widespread uses of gold is as a store of value, interest in owning the metal has increased significantly since the lows of 2008. The large fiscal stimulus of the US, Europe and China has heightened the concern for future inflation, driving additional interest in owning gold. Gold is a currency without a country, and as such is preferred when confidence falls in any one of the major currencies, or when international tensions build.

Physical demand for gold has outpaced the discovery of new deposits and the introduction of new supply from developing deposits in the past decade. The supply and production shortfall has been partly offset by central banks selling and the recycling of scrap gold. In the wake of the financial crisis of 2008, central banks have reversed course, holding and purchasing gold. China and India have both reported increases in their gold reserves year over year.

We believe that concerns over future US inflation may be valid, regardless of the actual magnitude of inflation in the future. The balance sheet of the U.S. Federal Reserve grew from zero in 1913 to approximately $500 billion in 1997, over an 84 year time period. A second $500 billion was added to the Fed’s balance sheet from 1997 through September 2008. An additional $1,000 billion was added in September and October of 2008 in an attempt to stave off a further deterioration in the U.S. economy and provide additional liquidity necessary for a sustainable economic recovery. Since 2009, the present administration has generated record deficits in an effort to stimulate the U.S. economy. Although such actions may have been necessary from a macroeconomic perspective, we believe this has contributed to appreciable demand for gold by investors as a hedge against inflation of the U.S. Dollar. We further believe that, rather than a temporary aberration which often occurs in commodity pricing, U.S. monetary policy has contributed to systemic long-term upward pressure in the price of gold.

The Mining Industry

The mining industry is highly fragmented, as there are many gold and silver prospectors and producers, both small and large, in every market and region throughout the world. As these metals are well established commodities with well established markets, we believe that a production-stage mine will undoubtedly have a ready market for extracted minerals.

Nevertheless, the global economic downturn has weakened the mining sector, which is expected to witness greater consolidation and reliance on non-traditional sources of financing to develop mining properties. In addition, we expect that the industry will also likely see a greater degree of vertical integration of mineral extraction and distribution firms.

ITEM 1A.    RISK FACTORS.

As we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS .

None.

ITEM 2.    PROPERTIES .

During the fiscal year ended November 30, 2011, we incurred $125,595 in leasehold expenses for our offices in New York, Florida, and Utah. Due to downsizing of our operations, our offices in New York and Florida were closed, and we presently sublease office space on a month-to-month basis in Draper, Utah for $500.00 per month.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    MINE SAFETY DISCLOSURES ..

Because we are not yet in the operational phase with respect to any of our mineral interests, this item is not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “ALTO.OB” The range of high and low quotations for our common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended November 30, 2011
First quarter	$0.05	$0.01
Second quarter	$0.01	$0.01
Third quarter	$0.01	$0.001
Fourth quarter	$0.002	$0.001

Year ended November 30, 2010
First quarter	$0.36	$0.07
Second quarter	$0.13	$0.02
Third quarter	$0.04	$0.02
Fourth quarter	$0.03	$0.01

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of February 15, 2012, there were 57 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of February 15, 2012, there were 4,891,756,208 shares of common stock outstanding.

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

ITEM 6.   SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

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

Plan of Operation

Company Information. Alto was incorporated in the State of Nevada on September 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 11650 South State, Suite 240, Draper, UT 84020. Our telephone number is (801) 816-2533.

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

Mining Concessions and Interests. We hold rights to certain mineral interests in Western Washington State, and seek to acquire additional interests in the United States and internationally. If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors. We have no plans to change our business activities.

Liquidity and Capital Resources

As of November 30, 2011, our working capital deficit of $3,896,998 was comprised of total current assets of $15,495 consisting of cash and cash equivalents, and total current liabilities of $3,912,493. Most of the current liabilities consist of notes payable which will be converted to common stock. While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

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

Net cash used in operating activities was $2,688,741 during the year ended November 30, 2011, compared to $185,933 during 2010. During the year ended November 30, 2011, we incurred a net loss of $8,614,694. In addition, accounts payable and accrued expenses increased by $560,853 during the year ended November 30, 2011. During the year ended November 30, 2010, we incurred a net loss of $4,343,209 and reported an increase in accounts payable and accrued expenses of $174,224. Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the year ended November 30, 2011, the Company invested $231,052 into excavation equipment, tractors and trailers, automotive equipment, other mining equipment and office equipment and furniture. Much of the mining equipment is currently held in a storage facility in Mexico and the recoverability of this equipment is uncertain at this time.

Net cash provided by financing activities during the year ended November 30, 2011, was $2,925,581, compared to $187,500 during the year ended November 30, 2010. During 2011, we received proceeds of $2,604,500 in the form of loans, $382,500 from investors pursuant to Stock Purchase Agreements to be effective upon completion of a reverse stock split.

Events Subsequent to Fiscal Year End

Increase in Authorized Shares and Issuance to Private Placement Investors. On December 1, 2011, the Board and holders of a majority of the voting rights of the Company’s capital stock issued and approved a restatement of the Company’s Articles of Incorporation. The purpose of the restatement of the Articles of Incorporation was to increase the number of authorized shares of Common Stock from 50,000,000 to 7,000,000,000 shares. Following the restatement of the Articles of Incorporation, on December 14, 2011, the Company converted into common stock certain unsecured promissory notes (the “Notes”) issued by the Company between February 1, 2011 and June 1, 2011. Subject to the terms and conditions contained therein, the Notes were converted into an aggregate of 4,287,142,876 shares of common stock of the Company.

Issuance of Super-Voting Shares. On February 9, 2012, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock (hereafter, the “Preferred Stock”) in equal amounts to Robert Howie, Chene Gardner, and Douglas McFarland, each members of the Board of Directors. The Preferred Stock contains no economic rights whatsoever, including no rights to participate in dividends, distributions, or the net assets of the Company upon liquidation, as well as no right to convert such shares into common stock or other securities of the Company. Each share of Preferred Stock does, however, possess 100,000 votes per share and is entitled to vote together with holders of the company’s common stock on all matters upon which common stockholders may vote.

Changes in Management and Directors. On February 9, 2012, the Board of Directors and holders of a majority of the Company’s voting shares dismissed Mark Klok from the Company as an officer and director, respectively. Also on February 9, 2012, the Company appointed Douglas McFarland and Chene Gardner to its Board of Directors and appointed Mr. Gardner as Chairman, Chief Financial Officer, and Secretary. Mr. McFarland was subsequently appointed as Chief Executive Officer on February 15, 2012. Also on February 15, 2012, Paul Donaldson was appointed to the Board of Directors.

Restatement of Bylaws. On February 9, 2012, the Board of Directors amended and restated the Company’s Bylaws in their entirety. The principal purpose of the restatement was to remove the requirement that all actions taken by the Board at a duly called meeting be made by unanimous vote and, instead, require that such vote be a majority of directors then present at the meeting.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and 2010.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of November 30, 2011.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	November 30,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$7,995	$2,142
Loans receivable	7,500	—

Total Current Assets	15,495	2,142

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $33,341 and $-0-, respectively	197,711	—

OTHER ASSETS

Mining assets	45,500	45,500
Other assets	3,220	—

Total Other Assets	48,720	45,500

TOTAL ASSETS	$261,926	$47,642

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$650,542	$87,265
Due to related parties	37,000	148,500
Notes and loans payable	2,842,451	267,500
Proceeds from investors pursuant to Stock Purchase Agreements to be effective upon completion of reverse stock split	382,500	—

Total Current Liabilities	3,912,493	503,265

TOTAL LIABILITIES	3,912,493	503,265

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares authorized:
Series A Preferred Stock, 20,000,000 shares designated, 14,000,000 and 14,000,000 shares issued and outstanding, respectively	140	140
Series B Preferred Stock, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 750,000,000 shares authorized, 619,613,332 and 120,013,332 shares issued and outstanding and to be issued, respectively	6,196	1,200
Additional paid-in capital	9,429,855	4,015,101
Deficit accumulated during the exploration stage	(13,086,759)	(4,472,065)

Total Stockholders' Deficit	(3,650,567)	(455,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$261,926	$47,642

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			on September 21,
	For the Years Ended		2007 Through
	November 30,		November 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Exploration and carrying costs (including stock-based costs of $123,000, $-0-, and $123,000, respectively	583,273	24,350	610,248
Officers' and directors' compensation (including stock-based compensation of $136,000, $400,000, and $860,000, respectively)	169,000	1,012,000	1,181,000
Consulting fees (including stock-based compensation of $315,600, $2,200,000, and $2,606,600, respectively)	1,006,090	2,354,300	3,360,390
Professional fees (including stock-based compensation of $3,639,338, $664,154 and $4,303,492, respectively)	4,052,384	846,818	4,899,202
General and administrative	1,315,805	64,037	1,481,173
Donated services	—	—	18,400
Impairment of mineral property acquisition costs	—	—	6,500

Total Operating Expenses	7,126,552	4,301,505	11,556,913

LOSS FROM OPERATIONS	(7,126,552)	(4,301,505)	(11,556,913)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to former related parties	—	28,539	28,539
Write off of goodwill	(431,713)	—	(431,713)
Interest expense (including amortization of debt discount of $311,455, $-0-, and $350,391, respectively)	(538,359)	(70,243)	(608,602)
Loss on conversion of notes payable to investors to common stock	(518,070)	—	(518,070)

Total Other Income (Expenses)	(1,488,142)	(41,704)	(1,529,846)

LOSS BEFORE INCOME TAXES	(8,614,694)	(4,343,209)	(13,086,759)

INCOME TAX EXPENSE	—	—	—

NET LOSS	$(8,614,694)	$(4,343,209)	$(13,086,759)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding	398,889,496	76,225,205	237,817,625

The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from Inception (September 21, 2007) to November 30, 2011
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
settled ($3,639,669 charged to professional
fees and $518,070 charged to loss
on conversion of notes payable to investors
in the statement of operations)	—	—	—	—	414,000,000	4,140	4,260,260	—	—	4,264,400

Common stock issued for
services on October 5, 2011	—	—	—	—	15,000,000	150	8,850	—	—	9,000

Net loss for the year ended
November 30, 2011	—	—	—	—	—	—	—	—	(8,614,694)	(8,614,694)

Balance,November 30, 2011	14,000,000	$140	100,000	$1	619,613,332	$6,196	$9,429,855	$—	$(13,086,759)	$(3,650,567)

The accompanying notes are an integral part of these finanical statements

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended		From Inception on September 21, 2007 Through
	November 30,		November 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,614,694)	$(4,343,209)	$(13,086,759)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	33,341	—	33,341
Write off of goodwill	431,713	—	431,713
Stock issued for services, including $3,639,338, $-0-, and $4,303,824, respectively, of excess of fair value of common stock issued over amount of debt and accrued interest settled (charged to professional fees in the statements of operations)	3,913,241	3,824,155	7,737,396
Amortization of debt discount	311,455	38,936	350,391
Gain from forgiveness of amounts due to related parties	—	(28,539)	(28,539)
Loss on conversion of notes payable to investors to common stock	518,070	—	518,070
Donated services and expenses	—	—	18,400
Impairment of mineral property acquisition costs	—	—	6,500
Changes in operating assets and liabilities:
Other assets	(3,220)		(3,220)
Accounts payable and accrued liabilities	560,853	174,224	743,964
Accrued consulting fees due to related parties	160,500	148,500	337,538
Net Cash Used by Operating Activities	(2,688,741)	(185,933)	(2,941,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in connection with acquisition of Liberty American, LLC	65	—	65
Purchases of property and equipment	(231,052)	—	(231,052)
Mineral property acquisition costs	—	—	(6,500)
Net Cash Used by Investing Activities	(230,987)	—	(237,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	—	—	28,006
Proceeds from notes payable	2,604,500	237,500	2,842,000
Repayment of note payable	—	(50,000)	(50,000)
Repayment of loan payable of Liberty American, LLC to the
Company's corporate counsel	(61,419)	—	(61,419)
Proceeds from sale of common stock	—	—	45,600
Proceeds from investors pursuant to Stock Purchase Agreements to be effective upon completion of reverse stock split	382,500	—	382,500
Net Cash Provided by Financing Activities	2,925,581	187,500	3,186,687

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,853	1,567	7,995
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,142	575	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,995	$2,142	$7,995

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Forgiveness of due to related party by then majority stockholder on September 15, 2009	$—	$—	$28,006
Stock issued for services	$3,913,241	$3,824,155	$7,893,424

Conversion of notes payable and accrued interest into common stock:
Notes payable ($100,500, $15,000, and $115,500, respectively) and accrued interest ($6,161, $845, and $7,006, respectively) settled	$106,661	$15,845	$122,506
Excess of fair value of common stock issued over amount of debt and accrued interest settled	4,157,739	664,155	4,821,894
Fair value of 414,000,000, 45,000,000, and 459,000,000 shares, respectively, of common stock issued	$4,264,400	$680,000	$4,944,400

Settlement of accrued consulting fees due to related parties in exchange for common stock on June 20, 2011	$136,000	$—	$136,000
Conversion of common stock to Series A preferred stock on March 3, 2010	$—	$360,000	$360,000
Common stock issued for acquisition of mining assets on March 12, 2010	$—	$45,500	$45,500
Common stock issued for acquisition of Liberty American, LLC on January 24, 2011	$145,000	$—	$145,000
The accompanying notes are an integral part of these financial statements

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

The financial statements for the year ended November 30, 2011 and the accompanying notes have not been audited or reviewed by an independent accounting firm.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company had negative working capital of $3,896,998 and has accumulated losses of $13,086,759 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

November 30, 2011

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

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying about is not recoverable and exceeds fair value.

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

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

m)	Recently Issued Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended November 30, 2011 and 2010.

NOTE 3- PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of:

	November 30,	November 30,
	2011	2010
Excavation equipment and accessories	$125,000	$—
Tractors and trailers	55,000	—
Automotive equipment	15,000	—
Other mining equipment	10,000	—
Computer, office equipment and furniture	26,052	—

Total	231,052	—

Accumulated depreciation	(33,341)	—

Net	$197,711	$—

Depreciation is provided using the straight line method over the estimated useful lives of the respective assets (5 years for excavation and mining equipment, tractors and trailers, and automotive equipment, 7 years for computer, office equipment, and furniture).

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 4 - RELATED PARTY BALANCES / TRANSACTIONS

Due to related parties consist of:
	November 30, 2011	November 30, 2010
Accrued consulting fees and expenses due to current officers and directors	$37,000	$148,500
Total	$37,000	$148,500

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

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 4 - RELATED PARTY BALANCES / TRANSACTIONS (Continued)

On October 15, 2010 (see Note 5), the Company issued 100,000 shares of Series B Preferred Stock to Opiuchus for past services rendered to the Company. The $200,000 estimated fair value of the 100,000 shares of Series B Preferred Stock was charged to “officers and directors compensation” in the Statement of Operations for the year ended November 30, 2010.

On June 20, 2011, the Company issued a total of 13,600,000 shares of common stock (6,800,000 shares each to Robert Howie and Lee Rice, directors of the Company) for accrued services rendered to the Company. The $136,000 estimated fair value of the shares was charged to “officers and directors compensation” in the Statement of Operations for the year ended November 30, 2011.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 5 - NOTES AND LOANS PAYABLE

Notes and loans payable consisted of the following:	November 30, 2011	November 30, 2010
Note payable dated June 7, 2010 to an unsolicited accredited investor, interest at 12% per annum, due on December 7, 2010, unsecured	$—	$22,000
Notes payable to an unsolicited accredited investor, interest at 9% per annum, due in varying amounts from October 27, 2011 to July 18, 2012, unsecured	1,142,000	140,000
Notes payable dated December 1, 2010 to an unsolicited accredited investor, interest at 12% per annum, due May 31, 2011, convertible into common stock at a conversion price equal to 60% of the then current market price, now past due and in default	14,000	—
Notes payable to the Company’s corporate counsel dated from September 30, 2010 to May 31, 2011 (arising from services rendered), interest at 9% per annum, due monthly from September 30, 2011 to May 31, 2012 in nine $10,000 amounts, unsecured	82,500	80,000
Note payable to the Company’s corporate counsel dated November 1, 2010, interest at 9% per annum, due November 1, 2011, unsecured, now past due and in default	20,000	20,000
Note payable to the Company’s corporate counsel dated July 14, 2010, interest at 8% per annum, due April 16, 2011, unsecured, now past due and in default	5,500	5,500
Notes payable to an unsolicited accredited investor dated March 9, 2011, interest at 9% per annum, due March 9, 2012, unsecured	5,000	—
Notes payable to an unsolicited accredited investor dated August 4, 2011, interest at 9% per annum, due August 4, 2012, unsecured	5,000	—

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 5 - NOTES AND LOANS PAYABLE (Continued)

	November 31, 2011	November 30, 2010
Notes payable dated from March 1, 2011 to October 1, 2011 to unsolicited accredited investors, interest at 12% per annum, due in varying amounts from September 1, 2011 to February 1, 2012, automatically convertible at maturity into common stock at a conversion price equal to 70% of the average closing price for the 15 days prior to the maturity date (less unamortized debt discount of $124,295 and $-0-, respectively)	1,433,205	—
Note payable of Liberty American, LLC to the Company’s corporate counsel, interest at 12% per annum, due on demand, unsecured	135,246	—
Total Notes and Loans Payable	2,842,451	267,500
Less: Current Portion	(2,842,451)	(267,500)
Long-Term Notes and Loans Payable	$—	$—

As more fully described in Note 8, a total of $15,000 notes payable (arising from professional services rendered) and $845 accrued interest was satisfied through the delivery of a total of 45,000,000 shares of the Company common stock in October and November of 2010. For the year ended November 30, 2011, a total of $57,500 notes payable (arising from professional services rendered) and $2,831 accrued interest was satisfied through the delivery of a total of 265,000,000 shares of Company common stock.

The $435,750 total intrinsic value of the beneficial conversion feature of the $1,433,205 convertible promissory notes at their issuance dates, which was reflected as a debt discount and an increase in additional paid-in capital, is amortized as interest expense over the terms of the notes. For the year ended November 30, 2011, amortization of the debt discount (reflected as interest expense) was $215,817.

At November 30, 2011 and 2010, accounts payable and accrued liabilities include $87,397 and $32,121, respectively, due the Company’s corporate counsel.

Accrued interest payable on the notes payable at November 30, 2011 and 2010 was $203,025 and $4,246, respectively, which is included within “accounts payable and accrued liabilities” in the Balance Sheet.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

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

On October 14, 2010, the Company entered into a Note Conversion Agreement with third parties. Pursuant to the agreement, the Company satisfied a $5,000 note payable to its corporate counsel dated March 15, 2010 (which arose from professional services rendered and was assigned to third parties) through the delivery of a total of 15,000,000 shares of Company common stock from October 22, 2010 to December 6, 2010 to the third parties. The Company reported the $294,736

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 6 - PREFERRED STOCK AND COMMON STOCK (Continued)

excess of the fair value of the common stock at October 14, 2010 ($300,000) over the amount of the debt ($5,000) and accrued interest ($264) settled ($5,264 total) as “professional fees” in the Statement of Operations for the year ended November 31, 2010.

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

Pursuant to Note Conversion Agreements with third parties dated November 8, 2010, November 15, 2010, and November 22, 2010, the Company satisfied a $10,000 note payable to its corporate counsel dated March 31, 2010 (which arose from professional services rendered and was assigned to third parties) through the delivery of a total of 30,000,000 shares of Company common stock (10,000,000 shares each on November 9, 2010, November 15, 2010, and November 23, 2010) to the third parties. The Company reported the $369,419 excess of the fair value of the common stock at the dates of the respective Note Conversion Agreements ($380,000 total) over the amount of debt ($10,000) and accrued interest ($581) settled ($10,581 total) as “professional fees” in the Statement of Operations for the year ended November 30, 2010.

On January 24, 2011, the Company issued 10,000,000 shares of common stock for the acquisition of Liberty American LLC, a Utah limited liability company that holds certain development rights with respect to the La Cienega gold mining concessions in Northern Sonora, Mexico.

On March 2, 2011, the Company issued 4,000,000 shares of common stock for services rendered to the Company. The $49,200 estimated fair value of the shares was charged to “consulting fees” in the Statement of Operations in the three months ended May 31, 2011.

On June 20, 2011, the Company issued 33,000,000 shares of common stock for services rendered to the Company. The $257,400 estimated fair value of the shares was charged to “consulting fees” in the Statement of Operations in the three months ended August 31, 2011.

On June 20, 2011, the Company issued a total of 13,600,000 shares of common stock (6,800,000 shares each to Robert Howie and Lee Rice, directors of the Company) for accrued services rendered to the Company. The $136,000 estimated fair value of the shares was charged to “officers and directors compensation” in the Statement of Operations in the three months ended August 31, 2011.

Pursuant to Note Conversion Agreements, the Company issued 414,000,000 shares of common stock for notes payable and accrued interest including $4,157,739 excess of fair value of common stock issued over the amount of debt and accrued interest settled ($3,639,669 charged to professional fees and $518,070 charged to loss on conversion of notes payable to investors in the Statement of Operations for the year ended November 20, 2011.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 6 - PREFERRED STOCK AND COMMON STOCK (Continued)

On October 5, 2011, the Company issued 15,000,000 shares of common stock for services rendered to the Company. The $9,000 estimated fair value of the shares was charged to “consulting fees” in the Statement of Operations for the year ended November 30, 2011.

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

NOTE 8 - SUBSEQUENT EVENTS

On December 1, 2011, the Board and holders of a majority of the voting rights of the Company’s capital stock issued and approved a restatement of the Company’s Articles of Incorporation. The purpose of the restatement of the Articles of Incorporation was to increase the number of authorized shares of Common Stock from 50,000,000 to 7,000,000,000 shares.

Also on December 1, 2011, the Board of Directors approved an amendment and restatement of the Certificate of Designation to the Company’s Articles of Incorporation. The only change to the Company’s Certificate of Designation was a change in the number of voting rights applicable to each share of Preferred Stock from twenty thousand (20,000) to one hundred fifty thousand (150,000).

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

NOTE 8 - SUBSEQUENT EVENTS (Continued)

On December 14, 2011, the Company converted into common stock certain unsecured promissory notes (the “Notes”) issued by the Company between February 1, 2011 and June 1, 2011. Subject to the terms and conditions contained therein, the Notes were converted into an aggregate of 4,287,142,876 shares of common stock of the Company.

On February 9, 2012, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock (hereafter, the “Preferred Stock”) in equal amounts to Robert Howie, Chene Gardner, and Douglas McFarland, each members of the Board of Directors. The Preferred Stock contains no economic rights whatsoever, including no rights to participate in dividends, distributions, or the net assets of the Company upon liquidation, as well as no right to convert such shares into common stock or other securities of the Company. Each share of Preferred Stock does, however, possess 100,000 votes per share and is entitled to vote together with holders of the company’s common stock on all matters upon which common stockholders may vote.

On February 9, 2012, the Board of Directors dismissed Mark Klok as the Company’s Chief Executive Officer and Secretary. Mr. Klok had served in these capacities since November 5, 2011 and had also served as the Company’s Chief Executive Officer, and Secretary from November 9, 2009 to September 19, 2011.

Also on February 9, 2012, holders of a majority of the voting shares of the Company dismissed Mr. Klok from the Company’s Board of Directors. Mr. Klok had served as a member of the Board since November 9, 2009.

Also on February 9, 2012, the Company appointed Douglas McFarland and Chene Gardner to its Board of Directors and appointed Mr. Gardner as Chairman, Chief Financial Officer, and Secretary.

Also on February 9, 2012, the Board of Directors amended and restated the Company’s Bylaws in their entirety. The principal purpose of the restatement was to remove the requirement that all actions taken by the Board at a duly called meeting be made by unanimous vote and, instead, require that such vote be a majority of directors then present at the meeting.

On February 15, 2012, the Company appointed Douglas McFarland as Chief Executive Officer and Paul Donaldson as a member of the Board of Directors.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of November 30, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)   There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.In connection with the change of management which occurred subsequent to the end of the fiscal year ended November 30, 2011, we intend to implement changes to our internal controls, particularly as they pertain to payment and authorization of expenses.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Douglas McFarland(1)	68	Chief Executive Officer and Director	2012

Chene Gardner(2)	47	Chairman, Chief Financial Officer, and Secretary	2012

Robert Howie(3)	68	Director	2009

Paul Donaldson(4)	67	Director	2012

Glen Zinn(5)	71	Director	2012

(1) Mr. McFarland was appointed to the Board of Directors on February 9, 2012 and as Chief Executive Officer on February 15, 2012.

(2) Mr. Gardner was appointed as Chief Financial Officer on April 10, 2010 and as a member of the Board of Directors and Secretary of the Company on February 9, 2012.

(3) Mr. Howie was appointed to the Board of Directors on November 9, 2009.

(4) Mr. Donaldson was appointed to the Board of Directors on February 15, 2012.

(5) Mr. Zinn was appointed to the Board of Directors on February 23, 2012

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

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

Douglas McFarland.Mr. McFarland is the Chief Executive Officer of the Company and a member of the Company’s Board of Directors, being appointed to these roles on February 15 and February 9, 2012, respectively. Mr. McFarland is a registered Geologist, certified Engineering Geologist, and Licensed Hydrologist with the State of Washington. He is also a member of the American Institute of Professional Geologists, Society of Exploration Geophysicists, and Association of Engineering Geologists. Since 2009, he has been a consulting geologist with various mining clients (including the Company) in respect of projects located in the Philippines, Mexico, and the U.S.. From 2007 to 2009, he was employed as a consulting geologist with North American Oil & Minerals, Inc., a Canadian mining exploration company, in respect of mining properties located in Colorado. In 2007, he was a contract geophysicist for Williamson Associates, Inc. where he performed a complex resistivity survey to locate shallow marine illmenite deposits in the Indian Ocean near Richard’s Bay, South Africa. Prior to his association with Williamson Associates, he has provided a variety of geological and geophysical consulting services for a number of clients, and has served as an executive officer of various small mining companies. Mr. McFarland holds a B.A. and a B.S. in Geology from Eastern Washington State College, where he undertook graduate studies in geophysics and geochemistry prior to studying economic at Colorado School of Mines.

Chene Gardner. Mr. Gardner is Chairman, Chief Financial Officer, and Secretary of the Company. He was appointed as CFO on April 15, 2010 and was appointed to the Board of Directors as its Chairman and as Secretary of the Company on February 9, 2012. Mr Gardner is also an executive officer and director of Nano Dimensions, Inc. (“NDI”) a filer of reports with the Commission under the Exchange Act. Mr. Gardner was appointed as CEO, CFO and as a director of NDI in July 2007, May 2004, and August 2004, respectively. Mr. Gardner also serves as an executive officer and director of Secure Netwerks, Inc., a filer of reports with the Commission under the Exchange Act, and has served in these capacities since March 2004. Mr. Gardner has served as the Financial Controller of SportsNuts, Inc., also a filer of reports with the Commission under the Exchange Act, since March, 2001. Previously, Mr. Gardner served as the Chief Financial Officer of Synerteck Incorporated from March, 2001 until December, 2005. Prior to his association with SportsNuts, from January, 1997 to September, 1999, Mr. Gardner served as Financial Manager for Aluminum Builders, Inc., a producer of various home improvement items. Mr. Gardner also has five years of auditing and accounting experience with the firm of Deloitte & Touche LLP from June 1990 to August, 1995, serving clients in the banking, manufacturing, and retail industries. Mr. Gardner holds Bachelor and Master of Accounting degrees from Weber State University.

Robert Howie.Mr. Howie has served as a member of the Company’s Board of Directors since November 9, 2009. Mr. Howie brings a lifetime of technical experience, having started his careerin mining spanning more 40 years. From 1964 to 2006, Robert has worked atvarious mining companies such as Wilder and Associates, Scepter Resources Ltd.and Mexican Hunter S.A. de C.V and in various countries such as Australia,Mexico, USA, Costa Rica and West Africa. Mr. Howie's technical expertiseincludes mine planning, design and layout (underground, open pit and dredging),hard-rock mining plant fabrication and installation, placer mining plantfabrication and operation, and geophysical survey design and execution. Robert'smanagement experience includes ground acquisition and exploration programplanning and managing large work-forces in foreign countries..

Paul Donaldson. Dr. Donaldson was appointed to the Company’s Board of Directors on February 15, 2012. Mr. Donaldson is currently Professor Emeritus of Geophysics at Boise State University where, during a 30 year tenure, he served 9 years as Chairman of the Department of Geosciences and 3 years as Director of the research Center for Geophysical Investigation of the Shallow Subsurface. His primary teaching duties included courses in theoretical and applied geophysics and economic geology. Prior to his academic/research career he worked for the U.S Geological Survey and in the private sector for various mineral and energy resource companies including Amoco Production Company, Kennecott Exploration Inc. and Earth Resources Inc. Overlapping his academic career he has completed more than 50 proprietary commissioned geological and geophysical reports for private sector mineral and energy resource companies large and small. Dr. Donaldson holds a PhD in geophysics with a minor emphasis in economic geology from the Colorado School of Mines. His pre-doctoral studies were completed at Stanford University and the University of Utah. He is a member of the Society of Exploration Geophysicists and a Registered Professional Geologist/Geophysicist in the state of Idaho.

W. Glen Zinn. Mr. Zinn was appointed to the to the Company’s Board of Directors on February 23, 2012. Mr. Zinn has 45 years of senior executive for mining and minerals exploration companies around the world.  Since 2010, Mr. Zinn has been an independent management and operation consultant for various U.S. natural resource companies.  From 2004 to 2010, he was Chairman, CEO, and President of Bell Copper Corporation, an international copper exploration development and production company.  From 1986 to 1993, he was an executive with Hecla Mining Company, serving as the the Vice President of Corporate Development & Exploration from 1990-1993. In 1980, Mr. Zinn was appointed by Secretary of the Interior William Clark to the National Strategic Materials and Minerals Program Advisory Committee to provide advice in respect of mineral needs and resources for purposes of national security. From 1971 to 1986, he worked as Chief Geophysicist and served in management positions with the minerals division of Union Oil. He also worked as Chief Geophysicist and served in various management positions with Molycorp when it was acquired by Union Oil. Mr. Zinn holds a Bachelor of Science degree in Geological Engineering with a minor in Geophysics from the Michigan College of Mining & Technology.

  From 1966-1971, he worked for the Anaconda Company as an Exploration and District Geophysicist. Mr. Zinn also holds various postgraduate certificates from MIT, Stanford, and Northwestern.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, during the fiscal year ended November 30, 2011, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

We have not yet adopted a written Code of Ethics; however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs. As the Company is still in the process of organizing its formal corporate governance structure, we plan to adopt a formal Code of Ethics in the near future.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended November 30, 2011 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”). Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation			Total

Mark Klok	2011	$92,500	$—		$—		$92,500
Chief Executive	2010	$48,000	$—		$—		$48,000
Officer(1)

Chene Gardner	2011	$60,000(4)	$—	$		__	$60,000
Principal Financial	2010	$32,000	$—		$—		$32,000
Officer(2)

Randall Appel	2011	$59,200	$—		$—		$59,200
Chief Executive	2010	$—	$—		$—		$—
Officer(3)

(1) Appointed November 9, 2009. Resigned on September 19, 2011. Re-appointed on November 5, 2011 and dismissed on February 9, 2012

(2) Appointed April 15, 2010

(3) Appointed September 19, 2011 and dismissed on November 5, 2011.

(4) $37,000 remains unpaid as of November 30, 2011.

Our current Chief Executive Officer, Douglas McFarland, is entitled to a salary of $1.00 per year plus reimbursement of expenses and the allocation of stock options and bonuses as determined by the Board of Directors. Our Chief Financial Officer, Chene Gardner, is entitled to a fee of $5,000 per month payable in arrears.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2009 or 2008.

Director Compensation

Members of our Board of Directors do not receive fees in respect of their roles as directors. In the past, we have compensated our directors with grants of restricted stock on an ad-hoc basis. We intend to shortly adopt an equity incentive plan or stock option plan to compensate our directors for their efforts and to provide additional incentives to our executive officers, advisors, and key personnel. Other than the foregoing, there is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 15, 2012, there are a total of 4,891,756,208 shares of our common stock outstanding, 14,000,000 shares of our Series A Preferred Stock outstanding (“Series A Preferred Stock”), 100,000 shares of Series B Preferred Stock outstanding (“Series B Preferred Stock”), and 300,000 shares of Series C Preferred Stock outstanding. Holders of our Series A Preferred Stock are able to convert into an aggregate of 56,000,000 shares of common stock and are able to vote together with holders of our common shares on an as-converted basis. Holders of our Series B Preferred Stock are not able to convert into common stock but hold, in the aggregate, 15,000,000,000 voting rights and are able to vote together with holders of our common shares on all matters upon which our common stockholders may vote. Holders of our Series C Preferred Stock are not able to convert into common stock but hold, in the aggregate, 30,000,000,000 voting rights and are able to vote together with holders of our common shares on all matters upon which our common stockholders may vote. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 11650 South State Street, Suite 240, Draper, UT 84020.

	(including Series B & C Preferred Voting Rights)		(excluding Series B &C Preferred Voting Rights)
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class(2)	Number of Shares Beneficially Owned(3)	Percent of Class(4)
Douglas McFarland(5)	30,000,000,000	85.98%	—	*
Chene Gardner(6)	3,333,333	*	3,333,333	*
Robert Howie(7)	20,133,333	*	20,133,333	*
Paul Donaldson(8)	—	*	—	*
Mark Klok(9)	15,056,000,000	75.48%	56,000,000	*
All officers and directors as a group (4 persons)	30,020,466,666	86.05%	23,461,666	*

* - less than one percent

(1)     With respect to determining voting rights of each shareholder above and including voting rights of Series B and C Preferred Shares which are issued and outstanding, the number of shares beneficially owned includes: (i) all shares of common stock deemed beneficially held; (ii) all common stock deemed beneficially held subject to options, warrants, and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days; and (iii) all other instruments deemed beneficially held by the shareholder (such as Series B and C Preferred Shares) that are not convertible into common stock but have rights that enable such shareholder to vote such instruments together with holders of our common stock on all matters upon which common stockholders may vote.

(2)     With respect to calculating percentage of beneficial ownership and including voting rights of Series B and C Preferred Shares which are issued and outstanding, the calculation is based upon 4,891,756,208 shares of common stock outstanding as of February 15, 2012, and: (i) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days, and (ii) all other instruments deemed beneficially held by the shareholder (such as Series B and C Preferred Shares) that are not convertible into common stock but have rights that enable such shareholder to vote such instruments together with holders of our common stock on all matters upon which common stockholders may vote. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, has exercised all applicable voting rights, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(3)     With respect to determining beneficial ownership of each shareholder above and excluding voting rights of Series B and C Preferred Shares which are issued and outstanding, the number of shares beneficially owned includes: (i) all shares of common stock deemed beneficially held; and (ii) all common stock deemed beneficially held subject to options, warrants, and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days.

(4)     With respect to calculating percentage of beneficial ownership and excluding voting rights of Series B and C Preferred Shares which are issued and outstanding, the calculation is based upon 4,891,756,208 shares of common stock outstanding as of February 15, 2012, and shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(5)     Chief Executive Officer. Mr. McFarland does not own any shares of common stock, whether directly or indirectly. With respect to beneficial ownership that includes voting rights of Series B and C Preferred Shares, Mr. McFarland is the trustee of a voting trust that holds 300,000 shares of Series C Preferred Stock which, although not convertible into common stock, collectively hold 30,000,000,000 voting rights and are entitled to vote together with holders of common stock on all matters upon which common stockholders may vote.

(6)     Chief Financial Officer, Secretary, and Chairman of the Board of Directors of the Company. Includes 3,333,333 shares of common stock held directly. Excludes 100,000 shares of Series C Preferred Stock that are held in a voting trust that is controlled by Mr. Douglas McFarland, the Chief Executive Officer of the Company.

(7)     Director of the Company. Includes 10,133,333 shares of common stock held directly by Mr. Howie and 10,000,000 shares of common stock held by Mexican Hunter S.A. de C.V., a corporation in which Mr. Howie serves as a principal. Excludes 100,000 shares of Series C Preferred Stock that are held in a voting trust that is controlled by Mr. Douglas McFarland, the Chief Executive Officer of the Company.

(8)     Director of the Company.

(9)     Former Chief Executive Officer and Director, and current principal voting shareholder of the Company. Includes 14,000,000 shares of Series A Preferred Stock held by Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mr. Klok. The Series A Preferred Stock is convertible into an aggregate of 56,000,000 shares of common stock. With respect to beneficial ownership that includes voting rights of Series B and C Preferred Shares, includes 100,000 shares of Series B Preferred Stock which, although not convertible into common stock, collectively hold 15,000,000,000 voting rights and are entitled to vote together with holders of common stock on all matters upon which common stockholders may vote.

Changes in Control

On February 9, 2012, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock (hereafter, the “Series C Preferred Stock”) in equal amounts to Robert Howie, Chene Gardner, and Douglas McFarland, each members of the Board of Directors. The Preferred Stock contains no economic rights whatsoever, including no rights to participate in dividends, distributions, or the net assets of the Company upon liquidation, as well as no right to convert such shares into common stock or other securities of the Company. Each share of Preferred Stock does, however, possess 100,000 votes per share and is entitled to vote together with holders of the company’s common stock on all matters upon which common stockholders may vote. The Series C Preferred Stock was placed in a voting trust, of which Douglas McFarland, the Chief Executive Officer of the Company and a member of the Board of Directors, serves as trustee. As a result of the issuance and the creation of the voting trust, Mr. McFarland may unilaterally determine the election of the Board of Directors and the direction of the Company.

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

On March 3, 2010, we converted and exchanged all 48,000,000 shares of common stock held by Opiuchus Holdings, Inc., into 14,000,000 shares of Series A Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is convertible into 56,000,000 shares of common stock at the discretion of the holder. Based upon the number of shares outstanding at March 12, 2010, Opiuchus Holdings and Mark Klok held a beneficial interest in 56.08% of the outstanding voting securities of the Company on an as-converted basis.

On March 12, 2010, we acquired the Los Tres Machos and Zuna gold and silver mining concessions in Mexico (collectively, the “Concessions”). In exchange for these Concessions, we undertook to provide certain exploration services and to facilitate the production of a NI 43-101 or equivalent valuation report regarding the same. In addition, we issued 10,000,000 shares of restricted common stock to Mexican Hunter Exploration S.A. (“MHE”), the previous owner of the concessions. MHE is a corporation organized under the laws of the Republic of Mexico and is owned and controlled by Robert Howie and Mark Klok, each of whom were, at the time of the acquisition, executive officers and members of the Company’s Board of Directors.

On May 19, 2010, the Company issued 13,333,332 shares of its restricted common stock to the following individuals, each of whom was, at the time of issuance, an officer and/or director of the Company, as follows:

Name	Title	Number of Shares
Chene C. Gardner	Chief Financial Officer	3,333,333
Lee Rice	Director	3,333,333
Robert Howie	Chief Operating Officer and Director	3,333,333
Whit Tehan	Director of Corporate Finance	3,333,333
TOTAL		13,333,332

On October 15, 2010, the Board of Directors of the Company approved the issuance of 100,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) to Opiuchus Holdings, Inc., a corporation owned and controlled by Mark Klok, the former Chief Executive Officer and Chairman of the Company. Each share of Series B Preferred Stock carries 150,000 votes per share and is entitled to vote together with holders of common stock on all matters upon which common stockholders may vote.

On June 20, 2011, the Company issued an aggregate of 13,600,000 shares of common stock, in lieu of director fees, to Lee Rice and Robert Howie, each of whom was, at the time of such issuance, a member of the Company’s Board of Directors.

On June 20, 2011, the Company issued an aggregate of 31,600,000 to seven officers of the Company for services rendered.

On February 9, 2012, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock (hereafter, the “Series C Preferred Stock”) in equal amounts to Robert Howie, Chene Gardner, and Douglas McFarland, each members of the Board of Directors. The Series C Preferred Stock contains no economic rights whatsoever, including no rights to participate in dividends, distributions, or the net assets of the Company upon liquidation, as well as no right to convert such shares into common stock or other securities of the Company. Each share of Series C Preferred Stock does, however, possess 100,000 votes per share and is entitled to vote together with holders of the company’s common stock on all matters upon which common stockholders may vote. The Series C Preferred Stock was placed in a voting trust, of which Douglas McFarland, the Chief Executive Officer of the Company and a member of the Board of Directors, serves as trustee. As a result of the issuance and the creation of the voting trust, Mr. McFarland may unilaterally determine the election of the Board of Directors and the direction of the Company.

We have not adopted any policies regarding related party transactions.

Director Independence

Paul Donaldson and Robert Howie, both members of our Board of Directors, are considered by us to be “independent” inasmuch as neither of them are an executive officer of the Company, do not hold a beneficial interest in more than 10% of the Company’s voting securities, and are not related to any executive officer or director of the Company. We have not established any board committees. We hope in the future to add at least one more independent director and establish one or more board committees, especially an audit committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed by our independent registered accounting firm, Michael T. Studer CPA, P.C. for the last two fiscal years:

	2011	2010
Audit Fees	$49,600	$39,800
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$49,600	$39,800

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 14, 2012)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Douglas McFarland
Dated: February 15, 2012	By: Douglas McFarland, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Douglas McFarland	Chief Executive Officer	February 15, 2012
Douglas McFarland	and Director

/s/ Robert Howie	Director	February 15, 2012
Robert Howie

/s/ Chene Gardner	Chief Financial Officer	February 15, 2012
Chene Gardner	and Director

/s/ Paul Donaldson	Director	February 15, 2012
Paul Donaldson

/s/ Glen Zinn	Director	February 15, 2012
Glen Zinn

