Form 10-K/A
period 2011-11-30
Alto Group Holdings Inc.
filed 2012-03-19
CIK 1430124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Fiscal Year End Report on Form 10-K for the year ended November 30, 2011, filed with the Securities and Exchange Commission on March 15, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alto Group Holdings, Inc.

By:	/s/ Doug McFarland
Doug McFarland Chief Executive Officer

Date:  March 19, 2012