Form 10-Q
period 2012-02-29
Alto Group Holdings Inc.
filed 2012-04-23
CIK 1430124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-53592

ALTO GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0686507 (I.R.S. Employer Identification No.)

715 13th Street NE, Wenatchee, WA 98802 (Address of principal executive offices) (Zip Code)

(509) 884-2218 (Registrant's telephone number, including area code)

10757 South River Front Parkway, Suite 125, South Jordan, UT 84095
(801) 816-2520 (Former Address if Changed Since Last Report)

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

Yes [ ] No [X]

As of April 18, 2012 there were 4,891,756,208 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Consolidated Financial Statements of the Company are prepared as of February 29, 2012.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	February 29,	November 30,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$925	$7,995
Loans receivable	7,500	7,500

Total Current Assets	8,425	15,495

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $44,521 and $33,341, respectively	186,531	197,711

OTHER ASSETS

Mining assets	45,500	45,500
Other assets	2,631	3,220

Total Other Assets	48,131	48,720

TOTAL ASSETS	$243,087	$261,926

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$598,838	$650,542
Due to related parties	52,000	37,000
Notes and loans payable	1,571,746	2,842,451
Proceeds from investors pursuant to Stock Purchase
Agreements to be effective upon completion of
reverse stock split	382,500	382,500

Total Current Liabilities	2,605,084	3,912,493

TOTAL LIABILITIES	2,605,084	3,912,493

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares authorized:
Series A Preferred Stock, 20,000,000 shares designated,
14,000,000 and 14,000,000 shares issued and outstanding,
respectively	140	140
Series B Preferred Stock, 100,000 and 100,000 shares
issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 7,000,000,000 shares
authorized, 4,906,756,205 and 619,613,332 shares issued
and outstanding, respectively	49,068	6,196
Additional paid-in capital	10,763,188	9,429,855
Deficit accumulated during the exploration stage	(13,174,394)	(13,086,759)

Total Stockholders' Deficit	(2,361,997)	(3,650,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$243,087	$261,926

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			on September 21,
	For the Three Months Ended		2007 Through
	February 29,	February 28,	February 29,
	2012	2011	2012

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Exploration and carrying costs (including
stock-based costs of $-0-, $-0-,
and $123,000, respectively	—	211,480	610,248
Officers' and directors' compensation (including
stock-based compensation of $-0-, $-0-,
and $860,000, respectively)	15,000	48,000	1,196,000
Consulting fees (including stock-based compensation
of $-0-, $-0-, and $2,606,600, respectively)	—	159,650	3,360,390
Professional fees (including stock-based compensation
of $-0-, $2,372,017 and $4,303,492, respectively)	12,150	2,468,878	4,911,352
General and administrative	21,624	183,077	1,502,797
Donated services	—	—	18,400
Impairment of mineral property
acquisition costs	—	—	6,500

Total Operating Expenses	48,774	3,071,085	11,605,687

LOSS FROM OPERATIONS	(48,774)	(3,071,085)	(11,605,687)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to
former related parties	—	—	28,539
Write off of goodwill	—	(431,713)	(431,713)
Interest expense (including amortization of debt
discount of $-0-, $-0-, and $350,391, respectively)	(38,861)	(17,444)	(647,463)
Loss on conversion of notes payable
to investors to common stock	—	—	(518,070)

Total Other Income (Expenses)	(38,861)	(449,157)	(1,568,707)

LOSS BEFORE INCOME TAXES	(87,635)	(3,520,242)	(13,174,394)

INCOME TAX EXPENSE	—	—	—

NET LOSS	$(87,635)	$(3,520,242)	$(13,174,394)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.00)	$(0.03)

Weighted average shares outstanding	1,582,752,279	136,372,236

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			on September 21,
	For the Three Months Ended		2007 Through
	February 29,	February 28,	February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,635)	$(3,520,242)	$(13,174,394)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	11,180	2,796	44,521
Write off of goodwill	—	431,713	431,713
Stock issued for services, including $-0-, $2,372,017, and
$4,303,824, respectively, of excess of fair value of common stock issued over amount of debt and accrued interest settled (charged
to professional fees in the statements of operations)	—	2,372,017	7,737,396
Amortization of debt discount	—	—	350,391
Gain from forgiveness of amounts due to related parties	—	—	(28,539)
Loss on conversion of notes payable to investors to common stock	—	—	518,070
Donated services and expenses	—	—	18,400
Impairment of mineral property acquisition costs	—	—	6,500
Changes in operating assets and liabilities:
Other assets	589	(12,000)	(2,631)
Accounts payable and accrued liabilities	53,796	124,203	797,760
Accrued consulting fees due to related parties	15,000	40,000	352,538
Net Cash Used by Operating Activities	(7,070)	(561,513)	(2,948,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in connection with acquisition of Liberty American, LLC	—	65	65
Purchases of property and equipment	—	(97,852)	(231,052)
Mineral property acquisition costs	—	—	(6,500)
Net Cash Used by Investing Activities	—	(97,787)	(237,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	—	—	28,006
Proceeds from notes payable	—	747,000	2,842,000
Repayment of note payable	—	—	(50,000)
Repayment of loan payable of Liberty American, LLC to the
Company's corporate counsel	—	(61,419)	(61,419)
Proceeds from sale of common stock	—	—	45,600
Proceeds from investors pursuant to Stock Purchase Agreements
to be effective upon completion of reverse stock split	—	—	382,500
Net Cash Provided by Financing Activities	—	685,581	3,186,687

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,070)	26,281	925

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,995	2,142	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$925	$28,423	$925

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Forgiveness of due to related party by then majority
stockholder on September 15, 2009	$—	$—	$28,006
Stock issued for services	$—	$—	$7,893,424

Conversion of notes payable and accrued interest
into common stock:
Notes payable ($1,270,705, $30,000, and $1,386,205, respectively)
and accrued interest ($105,500, $1,356, and $112,506,
respectively) settled	$1,376,205	$31,356	$1,498,711
Excess of fair value of common stock issued
over amount of debt and accrued interest settled	—	2,372,017	4,821,894
Fair value of common stock issued	$1,376,205	$2,403,373	$6,320,605
Settlement of accrued consulting fees due to related parties
in exchange for common stock on June 20, 2011	$—	$—	$136,000
Conversion of common stock to Series A
preferred stock on March 3, 2010	$—	$—	$360,000
Common stock issued for acquisition of mining
assets on March 12, 2010	$—	$—	$45,500
Common stock issued for acquisition of Liberty
American, LLC on January 24, 2011	$—	$145,000	$145,000

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2012, the Company has a total stockholders’ deficit of $2,361,997 and has accumulated losses of $13,174,394 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s unaudited financial statements and notes thereto included in its Form 10-K filed on March 14, 2012. Operating results for the three months ended February 28, 2012 are not necessarily indicative of the results to be expected for the year ending November 30, 2012.

NOTE 3 - COMMON STOCK

On December 14, 2011, the Company approved the conversion into common stock certain notes (the “Notes”) issued by the Company between February 1, 2011 and June 1, 2011. Subject to the terms and conditions contained therein, the Notes were converted into an aggregate of 4,287,142,876 shares of common stock of the Company.

On February 9, 2012, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock (hereafter, the “Preferred Stock”) in equal amounts to Robert Howie, Chene Gardner, and Douglas McFarland, each of whom were, at the time of issuance, members of the Board of Directors. The Preferred Stock contains no economic rights whatsoever,

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

NOTE 3 - COMMON STOCK (Continued)

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of February 29, 2012 through the dare the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Plan of Operation

We were incorporated in the State of Nevada on September 21, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office and mailing address is 715 13th Street NE, Wenatchee, WA 98802. Our telephone number is (509) 884-2218.

If we are able to successfully develop the interests we acquire, we may engage in (or contract with third parties for the) extraction and production of the minerals involved, may sell these interests, or pursue a combination of the foregoing. Although we believe that rights to the mineral interests we acquire may contain valuable deposits that would inure to the benefit of the Company and its shareholders, we cannot assure you that commercially viable deposits exist on any of these properties until further exploration and development has been undertaken and a thorough economic feasibility analysis has been prepared. We are actively seeking to raise working capital sufficient to begin exploration and development of these concessions, as well as for other development opportunities.

We have not generated any revenues since the inception of the Company and we have been issued a “going concern” opinion from our auditors. We have no plans to change our business activities from the exploration and development of mining interests with the objective of including extraction and production operations as a core component of the business of the Company.

Liquidity and Capital Resources

As of February 29, 2012, our working capital deficit of $2,596,659 was comprised of total current assets of $8,425 consisting of cash and cash equivalents, and total current liabilities of $2,605,084. While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

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

Net cash used in operating activities was $7070 during the quarter ended February 29, 2012, compared to $561,513 during the quarter ended February 28, 2011. During the quarter ended February 29, 2012, we incurred a net loss of $87,635. Accounts payable and accrued expenses increased by $53,796 during the quarter ended February 29, 2012. By comparison, during the quarter ended February 28, 2011, we incurred a net loss of $3,520,242 and reported an increase in accounts payable and accrued expenses of $124,203. During the quarter ended February 28, 2011, the Company issued stock for services valued at $2,372,017 based on the market value of the stock at the time of stock issuance. Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the quarters ended February 29, 2012 and February 28, 2011, the Company used $-0- and $97,787, in investing activities. During the quarter ended February 28, 2011, the Company purchased property and equipment in the amount of $97,852.

Net cash provided by financing activities during the quarter ended February 29, 2012 was $-0- compared to $685,581 during the quarter ended February 28, 2011 which consisted of proceeds of $747,000 in the form of loans from accredited investors. The Company also used $61,419 to repay loans of Liberty American LLC to Corporate Counsel.

Our Excelsior Mining Interests

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

Significant Events During the Quarter

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

Changes in Management and Directors. On February 9, 2012, the Board of Directors and holders of a majority of the Company’s voting shares dismissed Mark Klok from the Company as an officer and director, respectively. Also on February 9, 2012, the Company appointed Douglas McFarland and Chene Gardner to its Board of Directors and appointed Mr. Gardner as Chairman, Chief Financial Officer, and Secretary. Mr. McFarland was subsequently appointed as Chief Executive Officer on February 15, 2012. Also on February 15, 2012, Paul Donaldson was appointed to the Board of Directors. On February 23, 2012, W. Glen Zinn was appointed to the Board of Directors. On March 20, 2012, Robert Howie was dismissed from the Board of Directors.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the quarters ended February 29, 2012 and February 28, 2011.

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
12

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

(a)       We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of February 28, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)      There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Because we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 14, 2011, the Company approved the conversion into common stock certain notes (the “Notes”) issued by the Company between February 1, 2011 and June 1, 2011. Subject to the terms and conditions contained therein, the Notes were converted into an aggregate of 4,287,142,876 shares of common stock of the Company. The Company believes that these transactions were exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On February 9, 2012, the Company issued an aggregate of 300,000 shares of Series C Preferred Stock (hereafter, the “Preferred Stock”) in equal amounts to Robert Howie, Chene Gardner, and Douglas McFarland, each members of the Board of Directors. The Preferred Stock contains no economic rights whatsoever, including no rights to participate in dividends, distributions, or the net assets of the Company upon liquidation, as well as no right to convert such shares into common stock or other securities of the Company. Each share of Preferred Stock does, however, possess 100,000 votes per share and is entitled to vote together with holders of the company’s common stock on all matters upon which common stockholders may vote. The Company believes that the issuance of the Series C Preferred Stock was a transaction not involving a public offering and was exempt from registration with the Securities and Exchange Commission pursuant to Rule 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed on December 5, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on February 14, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Douglas McFarland
Dated: April 19, 2012	By: Douglas McFarland, Chief Executive Officer

