Form 10-Q
period 2012-05-13
Alto Group Holdings Inc.
filed 2012-07-16
CIK 1430124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Yes [] No [X]

As of July 1, 2012 there were 6,106,892,875 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Consolidated Financial Statements of the Company are prepared as of May 31, 2012.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	May 31,	November 30,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$391	$7,995
Loans receivable	7,500	7,500

Total Current Assets	7,891	15,495

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $55,702 and $33,341, respectively	175,350	197,711

OTHER ASSETS

Mining assets	45,500	45,500
Other assets	2,631	3,220

Total Other Assets	48,131	48,720

TOTAL ASSETS	$231,372	$261,926

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$643,764	$650,542
Due to related parties	88,000	37,000
Notes and loans payable	1,571,746	2,842,451
Proceeds from investors pursuant to Stock Purchase Agreements to be effective upon completion of reverse stock split	382,500	382,500

Total Current Liabilities	2,686,010	3,912,493

TOTAL LIABILITIES	2,686,010	3,912,493

STOCKHOLDERS' DEFICIT

Preferred stock, $0.00001 par value; 100,000,000 shares authorized:
Series A Preferred Stock, 20,000,000 shares designated, 14,000,000 and 14,000,000 shares issued and outstanding, respectively	140	140
Series B Preferred Stock, 100,000 and 100,000 shares issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 7,000,000,000 shares authorized, 4,906,756,205 and 619,613,332 shares issued and outstanding, respectively	49,068	6,196
Additional paid-in capital	10,763,188	9,429,855
Deficit accumulated during the exploration stage	(13,267,035)	(13,086,759)

Total Stockholders' Deficit	(2,454,638)	(3,650,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$231,372	$261,926

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					on September 21,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Exploration and carrying costs (including
stock-based costs of $-0-, $123,000, $-0-,
$123,000, and $123,000, respectively	—	249,316	—	460,796	610,248
Officers' and directors' compensation (including
stock-based compensation of $-0-, $-0-, $-0-,
$-0-, and $860,000, respectively)	36,000	53,000	51,000	101,000	1,232,000
Consulting fees (including stock-based compensation
of $-0-, $49,200, $-0-, $49,200,
and $2,606,600, respectively)	—	349,340	—	508,990	3,360,390
Professional fees (including stock-based compensation
of $-0-, $931,652, $-0-, $3,303,669,
and $4,303,492, respectively)	4,565	1,058,072	16,715	3,526,950	4,915,917
General and administrative	12,724	600,910	34,348	783,987	1,515,521
Donated services	—	—	—	—	18,400
Impairment of mineral property
acquisition costs	—	—	—	—	6,500

Total Operating Expenses	53,289	2,310,638	102,063	5,381,723	11,658,976

LOSS FROM OPERATIONS	(53,289)	(2,310,638)	(102,063)	(5,381,723)	(11,658,976)

OTHER INCOME (EXPENSES)

Gain from forgiveness of amounts due to
former related parties	—	—	—	—	28,539
Write off of goodwill	—	—	—	(431,713)	(431,713)
Interest expense (including amortization of debt
discount of $-0-, $95,638, $-0-,
$95,638, and $350,391, respectively)	(39,352)	(148,357)	(78,213)	(165,801)	(686,815)
Loss on conversion of notes payable
to investors to common stock	—	—	—	—	(518,070)

Total Other Income (Expenses)	(39,352)	(148,357)	(78,213)	(597,514)	(1,608,059)

LOSS BEFORE INCOME TAXES	(92,641)	(2,458,995)	(180,276)	(5,979,237)	(13,267,035)

INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(92,641)	$(2,458,995)	$(180,276)	$(5,979,237)	$(13,267,035)

BASIC AND FULLY DILUTED:
Net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding	4,906,756,205	325,111,158	2,663,347,195	255,777,068

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS INC.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
			on September 21,
	For the Six Months Ended		2007 Through
	May 31,		May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(180,276)	$(5,979,237)	$(13,267,035)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	22,361	10,980	55,702
Write off of goodwill	—	431,713	431,713
Stock issued for services, including $-0-, $3,303,669 and $4,303,824, respectively,of excess of fair value of common stock issued over amount of debt and accrued interest settled (charged to professional fees in the statements of operations)	—	3,475,869	7,737,396
Amortization of debt discount	—	95,638	350,391
Gain from forgiveness of amounts due to related parties	—	—	(28,539)
Loss on conversion of notes payable to investors to common stock	—	—	518,070
Donated services and expenses	—	—	18,400
Impairment of mineral property acquisition costs	—	—	6,500
Changes in operating assets and liabilities:
Other assets	589	(18,000)	(2,631)
Accounts payable and accrued liabilities	98,722	307,672	842,686
Accrued consulting fees due to related parties	51,000	5,800	388,538

Net Cash Used by Operating Activities	(7,604)	(1,669,565)	(2,948,809)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loans Receivable	—	(900)	—
Cash received in connection with acquisition of Liberty American, LLC	—	65	65
Purchases of property and equipment	—	(231,051)	(231,052)
Mineral property acquisition costs	—	—	(6,500)

Net Cash Used by Investing Activities	—	(231,886)	(237,487)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in due to related party	—	—	28,006
Proceeds from notes payable	—	1,974,500	2,842,000
Repayment of note payable	—	—	(50,000)
Repayment of loan payable of Liberty American, LLC to the Company's corporate counsel	—	(61,419)	(61,419)
Proceeds from sale of common stock	—	—	45,600
Proceeds from investors pursuant to Stock Purchase Agreements to be effective upon completion of reverse stock split	—	—	382,500

Net Cash Provided by Financing Activities	—	1,913,081	3,186,687

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,604)	11,630	391

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,995	2,142	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$391	$13,772	$391

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash Payments For:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash investing and financing activities:
Forgiveness of due to related party by then majority stockholder on September 15, 2009	$—	$—	$28,006

Stock issued for services	$—	$3,475,869	$7,893,424

Conversion of notes payable and accrued interest into common stock:
Notes payable ($1,270,705, $50,000, and $1,386,205, respectively) and accrued interest ($105,500, $2,331, and $112,506, respectively) settled	$1,376,205	$52,331	$1,498,711
Excess of fair value of common stock issued over amount of debt and accrued interest settled	—	3,303,669	4,821,894
Fair value of common stock issued	$1,376,205	$3,356,000	$6,320,605

Settlement of accrued consulting fees due to related parties in exchange for common stock on June 20, 2011	$—	$—	$136,000

Conversion of common stock to Series A preferred stock on March 3, 2010	$—	$—	$360,000

Common stock issued for acquisition of mining assets on March 12, 2010	$—	$—	$45,500

Common stock issued for acquisition of Liberty American, LLC on January 24, 2011	$—	$145,000	$145,000

The accompanying notes are an integral part of these financial statements.

ALTO GROUP HOLDINGS, INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has a total stockholders’ deficit of 2,454,638 and has accumulated losses of 13,267,035 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s unaudited financial statements and notes thereto included in its Form 10-K filed on March 14, 2012. Operating results for the six months ended May 31, 2012 are not necessarily indicative of the results to be expected for the year ending November 30, 2012.

NOTE 3 - SUBSEQUENT EVENTS

Pursuant to Note Conversion Agreements with certain investors dated December 17, 2010, September 1, 2011 and September 20, 2011, the Company satisfied a $214,000 notes payable through the delivery of a total of 1,215,136,667 shares of Company’s common stock to the investors. The stock was issued on June 30, 2012.

Other than the event described above, the Company has evaluated subsequent events for the period of May 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Liquidity and Capital Resources

As of March 31, 2012, our working capital deficit of $2,678,119 was comprised of total current assets of $7,891 consisting of cash and loans receivable, and total current liabilities of $2,686,010. While we continued to consume working capital in the pursuit of our business plan, the consumption was more than offset by the sale of equity securities and the conversion of certain indebtedness into equity.

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

Our ability to pay accounts payable and accrued expenses and repay borrowings is dependent upon receipt of new funding from related parties, private placements or debt financing. Certain related parties have periodically advanced funds to us to meet ourworking capital needs. The related parties are under no obligation to continue these advances.

Net cash used in operating activities was $7,604 during the six months ended May 31, 2012, compared to $1,669,565 during the six months ended May 31, 2011. During the six months ended May 31, 2012, we incurred a net loss of $180,276. Accounts payable and accrued expenses increased by $98,722 during the six months ended May 31, 2012. By comparison, during the six monthsended May 31, 2011, we incurred a net loss of $5,979,237 and reported an increase in accounts payable and accrued expenses of $307,672.During the six months ended May 31, 2011, the Company issued stock for services valued at $3,475,869 based on the market value of the stock at the time of stock issuance. Historically, we have reported significant fluctuations in cash usage, as the timing of our cash payments is typically dependent upon cash provided by financing activities.

During the six months ended May 31, 2012 and May 31, 2011, the Company used $-0- and $231,886, in investing activities. During the six months ended May 31, 2011, the Company purchased property and equipment in the amount of $231,051.

Net cash provided by financing activities during the six months ended May 31, 2012 was $-0- compared to $1,913,081 during the six months ended May 31, 2011 which consisted of proceeds of $1,974,500 in the form of loans from accredited investors.

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

During 2011and 2012, we had no material environmental incidents or non-compliance with any applicable environmental regulations.

Significant Events During the Quarter

Equity Incentive Plan.On March 6, 2012, the Board of Directors adopted its 2012 Equity Incentive Plan (the "Plan"). The Plan allows for the grant and issuance of common stock purchase option Awards (as defined under the Plan) to employees, non-employee directors, consultants, and advisors of the Company. The Plan reserves for issuance under the Plan a number of shares of common stock of the Company equal to the greater of (i) One Billion Four Hundred Million (1,400,000,000) shares, or (ii) Thirty Percent (30%) of the issued and outstanding shares of common stock of the Company, subject, however to reverse stock splits or share consolidations.

Removal of Director. On March 20, 2012, Robert Howie was removed as a Director of the Company.

Note Conversion. On June 30, 2012, the Company converted into common stock certain notes issued by the Company on December 17, 2010, September 1, 2011 and September 20, 2011. Subject to the terms and conditions of the various conversion agreements entered into with the Note holders, the Company agreed to convert the Notes into an aggregate of 1,215,136,667 shares of common stock of the Company. The Noteholders are all “accredited investors” as defined under Rule 501 of Regulation D.

Cancellation of Super-Voting Shares.On April 19, 2012, the Company approved the cancellation of 100,000 shares of Series B Preferred Stock held by Opiuchus Holdings, Inc. The Series B Preferred Stock was originally issued on October 15, 2010 to Mark Klok in exchange for services Mr. Klok had provided the Company in 2010.The Series B Preferred Stock, when issued, contained no economic rights whatsoever, including no rights to participate in dividends, distributions, or the net assets of the Company upon liquidation, as well as no right to convert such shares into common stock or other securities of the Company. Each share of Series B Preferred Stock did, however, possess 2,000 votes per share and was entitled to vote together with holders of the company’s common stock on all matters upon which common stockholders would vote.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the six months ended May 31, 2012 and May 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

(a)       We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of May 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)      There were no changes in our internal control over financial reporting during the six months ended May 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Because we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2012, the Company converted into common stock certain notes issued by the Company on December 17, 2010, September 1, 2011 and September 20, 2011. Subject to the terms and conditions of the various conversion agreements entered into with the Note holders, the Company agreed to convert the Notes into an aggregate of 1,215,136,667 shares of common stock of the Company. The Noteholders are all “accredited investors” as defined under Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our Current Report on Form 8-Kfiled on December 5, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K filed on February 14, 2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas McFarland.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chene Gardner.

* filed herewith

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTO GROUP HOLDINGS, INC.

/s/ Douglas McFarland
Dated: July 16, 2012	By: Douglas McFarland, Chief Executive Officer

